Form 10-Q
period 2008-09-30
VIDA LIFE INTERNATIONAL, LTD.
filed 2008-11-19
CIK 1435055

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
OR
 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to______
 Commission file number 000-53237

VIDA LIFE INTERNATIONAL, LTD.
(Name of Small Business Issuer in its charter)

Nevada	20-5046886
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

7046 Kentfield Drive, Cameron Park, CA	95682
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:    (415) 738-2136

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]. No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

As of November 14, 2008 there were 13,280,898 shares of the issuer’s common stock, $0.001 par value, outstanding.

VIDA LIFE INTERNATIONAL, LTD.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

VIDA LIFE INTERNATIONAL, LTD.

UNAUDITED CONDENSED BALANCE SHEETS
September 30, 2008 and December 31, 2007
	9/30/2008	12/31/2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$76,328	$271,082
Trade accounts receivable	1,195	8,133
Inventory	2,019	1,866

Total current assets	79,542	281,081

Property and equipment, net	8,470	11,088

Total assets	$88,012	$292,169

The accompanying notes are an integral part of these condensed financial statements.

VIDA LIFE INTERNATIONAL, LTD.

UNAUDITED CONDENSED BALANCE SHEETS (continued)
September 30, 2008 and December 31, 2007

	9/30/2008	12/31/2007
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Trade accounts payable	$23,513	$24,545
Accrued expenses	5,276	23,069
Accrued directors' fees	6,000	30,000
Accrued officer's compensation	162,890	310,742
Deferred revenue	-	4,200
Total current liabilities	197,679	392,556

Note payable--shareholder, net	276,094	283,333

Total liabilities	473,773	675,889

Shareholders' deficit:
Common stock, $.001 par value; 50,000,000 shares authorized;
13,280,898 and 9,958,454 shares issued and outstanding at 9/30/08
and 12/31/07, respectively	13,280	9,958
Additional paid-in-capital	723,766	362,600
Issuable common stock	-	27,000
Accumulated deficit	(1,122,807)	(783,278)

Total shareholders' deficit	(385,761)	(383,720)

Total liabilities and shareholders' deficit	$88,012	$292,169

The accompanying notes are an integral part of these condensed financial statements.

VIDA LIFE INTERNATIONAL, LTD.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$3,575	$3,644	$121,370	$78,253

Cost of goods sold	1,598	3,198	103,070	35,095

Gross profit	1,977	446	18,300	43,158

Operating expenses	94,384	134,684	330,487	399,955

Operating loss	(92,407)	(134,238)	(312,187)	(356,797)

Other income (expense):
Interest income	673	3,342	3,419	7,268
Gain on debt extinguishment	64,430	-	64,430	-
Interest expense	(31,441)	(31,875)	(95,191)	(56,458)

Total other income (expense)	33,662	(28,533)	27,342	(49,190)

Net loss before income taxes	(58,745)	(162,771)	(339,529)	(405,987)

Income tax provision	-	-	-	-

Net loss	$(58,745)	$(162,771)	$(339,529)	$(405,987)

Basic and diluted loss per common share	$(0.00)	$(0.02)	$(0.03)	$(0.04)

Basic and diluted weighted average common shares outstanding	13,280,898	9,933,454	12,416,248	9,889,480

The accompanying notes are an integral part of these condensed financial statements.

VIDA LIFE INTERNATIONAL, LTD.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW
	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(339,529)	$(405,987)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	3,693	4,218
Amortization of debt original issue discount	65,191	36,458
Gain on extinguishment of debt	(64,430)	-
Common stock issued for services	-	159,375
Changes in operating assets and liabilities:
Trade accounts receivable	6,938	13,867
Inventory	(153)	4,777
Accounts payable	(1,032)	(2,354)
Accrued expenses	(17,793)	(67,690)
Accrued officer's compensation	151,636	138,668
Accrued directors' fees	6,000	13,500
Deferred revenue	(4,200)	(25,084)

Net cash flows used in operating activities	(193,679)	(130,252)

Cash flows from investing activities:
Purchases of property and equipment	(1,075)	-

Net cash flows used in investing activities	(1,075)	-

Cash flows from financing activities:
Proceeds from note payable - shareholder	-	400,000

Net cash provided by financing activities	-	400,000

Net change in cash	(194,754)	269,748

Cash and cash equivalents, beginning of period	271,082	17,882

Cash and cash equivalents, end of period	$76,328	$287,630

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$40,000	$20,000
Non-cash financing activities:
Fair value of detachable stock warrant	$8,000	$175,000
Issuance of common stock for services previously accrued	$356,488	$-

The accompanying notes are an integral part of these condensed financial statements.

VIDA LIFE INTERNATIONAL, LTD.

1           BASIS OF PRESENTATION

The condensed balance sheets as of September 30, 2008, the condensed statements of operations for the three month and nine month periods ended September 30, 2008 and 2007, and the condensed statements of cash flows for the nine month periods then ended have been prepared by Vida Life International, Ltd. (the “Company”), without audit.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes for the years ended December 31, 2007 and 2006.

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenues and expenses during the reporting period.  The estimates and assumptions used in the accompanying condensed financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the time of the financial statements. Actual results could differ from those estimates.

2           CONCENTRATIONS OF RISK

Major Customer

During the nine months ended September 30, 2008, and 2007 87% and 66% of the Company’s sales were to one customer respectively.

Geographic Concentrations

Export sales as a percentage of total sales were 96% and 93% for the nine months ended September 30, 2008 and 2007, respectively.  Export sales are attributed to the country where the product is shipped.  All export sales are negotiated, invoiced and paid in US dollars.  Sales by country are as follows:

	2008	2007
United States	$4,687	$5,176
Nigeria	105,000	-
Pakistan	7,178	7,557
Japan	765	51,388
Turkey	-	12,150
Czech Republic	2,540	-
Other	1,200	1,982
	$121,370	$78,253

VIDA LIFE INTERNATIONAL, LTD.

3           NOTE PAYABLE - SHAREHOLDER

On March 19, 2007, the Company entered into a note payable (the “Note”) for $400,000 from one of its shareholders.  The Note bears interest at 10%, requiring quarterly interest payments only, with the entire principal balance originally due March 19, 2009. Interest expense related to the Note was $30,000 and $20,000 for the nine months ended September 30, 2008 and 2007, respectively.  The Note is secured by 1,000,000 shares of restricted common stock.  As further consideration for the Note, the Company issued a detachable stock warrant to the shareholder, which provided the shareholder the right to purchase 200,000 shares of the Company’s common stock at $1.00 per share at any time during the duration of the Note.  The proceeds of the Note were allocated to the Note and stock warrant, based on their relative fair values in accordance with Accounting Principles Board Opinion (APB) 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.  Accordingly, $175,000 was allocated to the stock warrant as a discount to the Note and to additional paid-in capital.  The fair value of the warrant has been estimated as of the date the loan proceeds were received using the Black-Scholes pricing model using the risk free rate of 4.46%, market price of $1.15 per share, exercise price of $1.00 per share, expected term of 2 years and the volatility rate of 155.33%.

On August 4, 2008, the shareholder agreed to amend the Note to extend the maturity date to March 19, 2010.

Consistent with the guidelines of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the amendment of the Note has been accounted for as an extinguishment of debt. Accordingly, the Company recorded the amended Note and detachable stock warrant at their fair values and recorded a gain from the extinguishment of original Note and detachable stock warrant of $64,430.

In accordance with APB 14 and as noted above, the amended Note and detachable stock warrant was recorded at their fair value at $265,201 and $8,000, respectively. The difference of $134,799 between the fair value of the amended Note and its face value has been recorded as an original issue discount to the amended Note and will be amortized to the amended Note and interest expense over the remaining term of the Note using the effective interest rate method. The fair value of the detachable stock warrant was recorded as an adjustment to the gain on extinguishment of debt and to additional paid-in capital. The fair value of the detachable stock warrant was estimated as of the date of the amended Note using the Black-Scholes pricing model with the following assumptions: the risk-free interest rate of 2.42%, market price of the underlying stock of $0.10, expected term of 1.5 years and a volatility rate of 180%.

The following table summarizes the note payable - shareholder balance:

Balance December 31, 2006	$-
Gross Proceeds	400,000
Less: Original issue discount allocated to the warrants	(175,000)
Add: Amortization of original issue discount	58,333

Balance December 31, 2007	283,333
Add: Amortization of original issue discount	54,298
Less: Extinguishment of debt	(337,631)
Add: Fair value of amended Note	265,201
Add: Amortization of amended Note issue discount	10,893

Balance September 30, 2008	$276,094

Scheduled maturities of note payable-shareholder are as follows for the years ending December 31:

2008	$-
2009	-
2010	400,000
$400,000

4     COMMON STOCK

On June 3, 2008, 300,000 shares of common stock valued at the trading market price of the Company’s common stock on the date of issuance of $0.10 per share for a total value of $30,000 were issued to Directors for services that were accrued in 2007.

On March 3, 2008, 2,722,444 shares of common stock valued at the trading market price of the Company’s common stock on the date of issuance of $0.11 per share for a total value of $299,488 were issued to our President for compensation that was accrued in 2006 and 2007.

On March 3, 2008, 300,000 shares of common stock valued at $27,000 were issued to a shareholder in connection with the expenses related to the merger that occurred in May of 2006.  The fair value of these shares was determined based upon the trading market price of the Company’s stock as of the date the shares were declared, reduced by a lack of marketability discount.  The stock issuance was retroactively recorded in 2006 and included in equity as issuable common stock in connection with the merger.

5           BUSINESS SEGMENTS

The Company’s operations are conducted primarily over two operating segments.  Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosure about Segments of an Enterprise and Related Information” requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items and total segment assets.  It requires the management approach in determining reportable business segments.  The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source for reportable segments.  Management has identified the fishmeal and health supplement segments to be their reportable business segments.

VIDA LIFE INTERNATIONAL, LTD.

Information regarding the Company’s business segments is as follows:

		Health	Corporate
	Fishmeal	Supplements	& Other	Total
Three Months Ended September 30, 2008
Net sales	$-	$3,575	$-	$3,575
Gross profit	-	1,977	-	1,977
Operating income (loss)	-	3,145	(95,552)	(92,407)
Interest income	-	-	673	673
Interest expense	-	-	31,441	31,441
Depreciation and amortization	-	313	928	1,241
Identifiable net assets	-	3,898	84,114	88,012
Three Months Ended September 30, 2007
Net sales	$-	$3,644	$-	$3,644
Gross profit	-	446	-	446
Operating income (loss)	-	2,294	(136,532)	(134,238)
Interest income	-	-	3,342	3,342
Interest expense	-	-	31,875	31,875
Depreciation and amortization	-	417	989	1,406
Identifiable net assets	-	19,362	296,700	316,062

Nine Months Ended September 30, 2008
Net sales	$105,765	$15,605	$-	$121,370
Gross profit	8,356	9,944	-	18,300
Operating income (loss)	8,356	9,006	(329,549)	(312,187)
Interest income	-	-	3,419	3,419
Interest expense	-	-	95,191	95,191
Depreciation and amortization	-	938	2,755	3,693
Identifiable net assets	-	3,898	84,114	88,012
Nine Months Ended September 30, 2007
Net sales	$-	$78,253	$-	$78,253
Gross profit	-	43,158	-	43,158
Operating income (loss)	-	41,907	(398,704)	(356,797)
Interest income	-	-	7,268	7,268
Interest expense	-	-	56,458	56,458
Depreciation and amortization	-	1,251	2,967	4,218
Identifiable net assets	-	19,362	296,700	316,062

Fishmeal is sold primarily as a high protein food ingredient for agricultural animal feed.  It is typically sold in large bulk shipments using outside contractors to process and package the product to the Company’s specifications.  Health supplements and related raw materials are inventoried, packaged and sold in much smaller cases and quantities.  These items have typically gone through extensive design and development to achieve the desired formulation.

Management does not make any allocations of general operating expenses or research and development expenses when evaluating the performance of these segments.  These costs primarily consist of executive compensation, consulting fees and development costs which are evaluated on a company-wide basis.  Therefore, there is limited discrete segmented financial information available beyond sales and gross profit.

VIDA LIFE INTERNATIONAL, LTD.

6     SUBSEQUENT EVENT

On October 30, 2008 the Board of Directors agreed to a deferred compensation plan for the CEO. The plan provides for compensation of up to 50% of the CEO's annual salary immediately predeeding retirement to be paid for 10 years and other benefits upon retirement.

7    RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. SFAS No. 157-3 "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" issued in October 2008, clarified the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of SFAS No. 157 is not expected to impact our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company does not anticipate that it will adopt the provisions of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations (SFAS 141(R)).” SFAS 141(R) states that all business combinations, whether full, partial, or step acquisitions, will result in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair value or the estimated amounts to be realized. SFAS 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement is effective for any business combinations consummated as of the beginning of an entity’s first fiscal year beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (SFAS 160).” SFAS 160 states that accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is currently evaluating the impact, if any the adoption of SFAS No. 160 will have on its results of operations, financial position and related disclosures.

VIDA LIFE INTERNATIONAL, LTD.

Item 2. Management Discussion and analysis of financial condition and results of operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our audited financial statements and the notes thereto.  The matters discussed in this section, which are not historical or current facts, deal with potential future circumstances and developments.  Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources.  Our actual results could differ materially from the results discussed in the forward-looking statements.

Overview

Vida Life International, Ltd is a Nevada Corporation currently trading on the Pink Sheets. Our mission is to produce high quality fishmeal, and nutritional supplements including fish oil and other natural health supplements distributed on a world-wide basis. We also have worldwide rights to manufacture, distribute and sell energy-efficient products based upon a novel “heating technology” invented in Japan that is now patent pending. The first products under development using this heating technology are an electric tank-less water heater and a portable room heater.

Products / Markets

Fishmeal -We are a trader of fishmeal and fish oil products. Fishmeal is a thick powder obtained from cooking, drying, and grinding raw fish. Fishmeal is a rich protein source, and is used as an ingredient in feedstuffs in the aquaculture, dairy, and poultry industries. It also has applications in products for human consumption and in animal feed. We specialize in stream lining the process of transforming raw fishmeal into client-specific products.

Nutritional Supplements - Raw materials for supplements are purchased from manufacturers, distributors or importers and are drop-shipped to a contract manufacturer for encapsulation, bottling, and labeling. The finished product is then drop-shipped directly to our client. Our input is limited to ordering the materials; coordinating the shipping and manufacturing; and billing clients. Products are made to our specifications, as provided by our clients.

We frequently utilize the services of logistics warehouses in our operations. A logistics warehouse is a type of business that offers services as a freight forwarder (receives your cargo), warehouses it, and then drop ships orders on your behalf. Operations can take place at any port or airport in the world. All logistics warehouses are bonded and licensed by their respective agencies. We have used logistics warehouses in Peru, Ecuador, and in Miami, FL.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10Q.

For the Three Months Ended September 30, 2008 and 2007 – (Unaudited)

Segment Results

The Company’s business consists of two operating segments: fishmeal and related products and health supplements. Segment information follows:

		Health	Corporate
	Fishmeal	Supplements	& Other	Total
Three Months Ended September 30, 2008
Net sales	$-	$3,575	$-	$3,575
Gross profit	-	1,977	-	1,977
Operating income (loss)	-	3,145	(95,552)	(92,407)
Interest income	-	-	673	673
Interest expense	-	-	31,441	31,441
Depreciation and amortization	-	313	928	1,241
Identifiable net assets	-	3,898	84,114	88,012

Three Months Ended September 30, 2007
Net sales	$-	$3,644	$-	$3,644
Gross profit	-	446	-	446
Operating income (loss)	-	2,294	(136,532)	(134,238)
Interest income	-	-	3,342	3,342
Interest expense	-	-	31,875	31,875
Depreciation and amortization	-	417	989	1,406
Identifiable net assets	-	19,362	296,700	316,062

Revenues

For the three month period ended September 30, 2008, revenues decreased by 2% over the comparable period one year ago.

Fishmeal

For the three month period ended September 30, 2008, the Company did not generate any fishmeal sales as was the case for the comparable period one year ago.  The profit on buying from fishmeal producers and reselling the fishmeal to our customers during this quarter was not significant enough to warrant any transaction activity.

Health Supplements

For the three month period ended September 30, 2008, the Company generated revenue from health supplement product sales of $3,575 compared to $3,644 for the comparable period one year ago. This decrease was attributable to a decrease in sales to consumers.

Gross Profit

For the three month period ended September 30, 2008, the Company’s overall gross margin as a percentage of sales increased to 55% from 12% for the comparable period one year ago. This increase was attributable to changes in the product mix within the Company’s health supplement line of products sold in the current period.

Fishmeal

The Company did not realize any gross profit on fishmeal sales in the three month periods ended September 30, 2008 and 2007, respectively, since there were no sales of fishmeal product in these time periods.

Operating Expenses

Operating expenses for the three month period ended September 30, 2008 decreased 30% compared with one year ago at $94,384 versus $134,684 for the three month period ending September 30, 2007. The decrease relates primarily to reductions in consultancy and legal fees.

Operating Loss

For the three month period ended September 30, 2008, the Company’s operating loss decreased $41,831 to $92,407 from $134,238 for the comparable period one year ago. The primary contributor to the decreased loss was the decrease in operating expenses, as described above. The decrease in interest expense was due to the extension of the maturity date of the Note payable-shareholder and the resulting revaluation of the loan and detachable warrant.

Interest Expense

For the three month period ended September 30, 2008, the Company’s interest expense decreased $434 to $31,441 from $31,875 for the comparable period one year ago.

Net Loss

For the three month period ended September 30, 2008, the Company’s net loss decreased $104,026 to $58,745 from a net loss of $162,771 for the comparable period one year ago due to the aforementioned decrease in expenses and a gain on debt extinguishment of $64,430 that occurred as a result of the modification of the note payable-shareholder.

VIDA LIFE INTERNATIONAL, LTD.

For the Nine Months Ended September 30, 2008 and 2007 – (Unaudited)

Segment Results

The Company’s business consists of two operating segments: fishmeal and related products and health supplements. Segment information follows:

		Health	Corporate
	Fishmeal	Supplements	& Other	Total
Nine Months Ended September 30, 2008
Net sales	$105,765	$15,605	$ -	$121,370
Gross profit	8,356	9,944	-	18,300
Operating income (loss)	8,356	9,006	(329,549)	(312,187)
Interest income	-	-	3,419	3,419
Interest expense	-	-	95,191	95,191
Depreciation and amortization	-	938	2,755	3,693
Identifiable net assets	-	3,898	84,114	88,012

Nine Months Ended September 30, 2007
Net sales	$-	$78,253	$-	$78,253
Gross profit	-	43,158	-	43,158
Operating income (loss)	-	41,907	(398,704)	(356,797)
Interest income	-	-	7,268	7,268
Interest expense	-	-	56,458	56,458
Depreciation and amortization	-	1,251	2,967	4,218
Identifiable net assets	-	19,362	296,700	316,062

 Revenues

For the nine month period ended September 30, 2008, revenues increased 55% to $121,370 from $78,253 for the comparable period one year ago.

Fishmeal

During the first nine months of 2008, the Company generated one large fishmeal sale during the first quarter of $105,765 compared to none for the comparable period one year ago.

Health Supplements

For the nine month period ended September 30, 2008, the Company generated revenue from health supplement product sales of $15,605 compared to $78,253 for the comparable period one year ago. This decrease was attributable to a decrease in sales to consumers.

Gross Profit

For the nine month period ended September 30, 2008, the Company’s overall gross profit as a percentage of sales decreased to 15% from 55% for the comparable period one year ago. This decrease was attributable to an increase in lower margin fishmeal sales and a decrease in higher margin health supplement sales in 2008.

Fishmeal

The Company realized a gross profit as a percentage of fishmeal sales for the nine month period ended September 30, 2008 of 8%. As noted above, there were no fishmeal sales for the comparable period in 2007.

Health Supplements

Gross profit as a percentage of health supplement product sales increased for the nine month period ended September 30, 2008 to 64% from 55% for the comparable period one year ago. The increase is the result of fewer large exports of supplements at lower margins.  In the nine months ended September 30, 2008, the majority of the supplement sales were small orders from consumers with higher margins.

VIDA LIFE INTERNATIONAL, LTD.

Operating Expenses

Operating expenses for the nine month period ended September 30, 2008 decreased to $330,487 from $399,955 for the comparable period one year ago. The primary contributors to this decrease were reductions in research and development and stock promotion costs.

Operating Loss

For the nine month period ended September 30, 2008, the Company’s operating loss decreased $44,610 to $312,187 from $356,797 for the comparable period one year ago. The primary contributor to the decreased loss was due to the decrease in operating expenses, partially mitigated by the decline in gross profit, as described above.

Interest Expense

For the nine month period ended September 30, 2008, the Company’s interest expense increased $38,733 to $95,191 from $56,458 for the comparable period one year ago. The primary contributor to the increased interest expense was that the Company entered into an interest-bearing debt agreement, which included a detachable stock warrant recorded as a discount to the debt that is being amortized to interest expense, with a shareholder at the early part of the comparable period one year ago.

Net Loss

For the nine month period ended September 30, 2008, the Company’s net loss decreased $66,458 to $339,529 from a net loss of $405,987 for the comparable period one year ago.

VIDA LIFE INTERNATIONAL, LTD.

Liquidity and Capital Resources

The Company’s cash and cash equivalents decreased by $194,754 for the nine month period ended September 30, 2008 primarily because of a $193,679 use of cash for operating activities. Cash and cash equivalents at September 30, 2008 totaled $76,328.

As noted above, the Company used $193,679 of cash in operating activities during the nine month period ended September 30, 2008.  Cash used in operations included a net loss of $339,529 and a non-cash gain on debt extinguishment of $64,430, mitigated in part by a $151,636 increase in accrued officer's compensation and $68,884 of non-cash expenses for depreciation and amortization.

The Company had no material commitments for expenditures as of September 30, 2008. While there were no material commitments, we evaluate investment opportunities that come to our attention and could make a significant commitment in the future. On-hand cash and cash equivalents coupled with anticipated future cash flow from operations, is believed to be adequate to fund our cash flow needs for the foreseeable future.

Plan of Operation

Fishmeal Segment

    We derive our revenues in this segment through sales of fishmeal to feed manufacturers worldwide.. We have shipped fishmeal to clients in Armenia, Nigeria, China , Denmark , Russia , Lithuania , Kaliningrad , Hungary , Nigeria, Armenia, Germany, Japan, Taiwan and Egypt.

    The fishmeal industry has been established for nearly 50 years. Fishmeal production tends to be seasonal with supply from the Southern hemisphere during the summer months and from the Northern hemisphere during the balance of the year.

    The demand for fishmeal is steady and growing. Demand currently exceeds world production. Under our present strategy, we plan to establish one manufacturing facility in India, once sufficient funds are raised. The intended markets for this production is expected to be the Middle East, Eastern Europe, South East Asia and African countries.

    Future plans include production of higher quality fishmeal for the Japanese animal feed market and a very high quality fishmeal to be used as food seasoning in fish broth (miso and ramen soup base). The Company has made contacts with Japanese manufacturers for both products.

    In March 2008, the Company initiated discussions with Toyota Tsusho, one of the largest trading companies in Japan, to start shipping fertilizer grade fishmeal from India to Japan later in this year. Toyota Tsusho is the trading unit for the Toyota Group, which includes Toyota Motor and auto parts maker DENSO. The company brokers a wide array of goods, including metals such as steel and aluminum (comprising its largest division), machinery and electronics, energy and chemicals, and various consumer products. As its name would imply, Toyota Tsusho exports Toyota vehicles around the world, but plenty of non-automotive consumer products drive its business. Those other products include foodstuffs like produce and wine as well as selling personal nursing care equipment. As of this date, discussions with Toyota Tsusho remain ongoing; no agreement has been reached.

    In March 2008, the Company sold approximately $105,000 worth of fishmeal to a buyer in Nigeria.

    The Company expects our competitive position in the fishmeal industry will be extremely small. Even if the Company is successful in its business plan for this operating segment, this will remain the case. There can be no assurance that the Company will be able to compete successfully in the fishmeal industry.

    The Company has yet to begin its fishing operations or acquisition of its fishing fleet. Over the last two years, we have been engaged in operations as well as organizational activities, including developing a strategic operating plan, entering into contracts, researching potential markets for our fish-oil products around the globe, and exploring potential strategic partnerships. Our continued existence is dependent upon our ability to obtain additional debt and/or equity financing. Management plans to raise additional funds through project financings or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In some instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. These actions will result in dilution of the ownership interests of existing shareholders, which may be material.

    In the opinion of management, inflation has not and will not have a material effect on the ongoing operations of the Company.

Health Supplements Segment

    The Company has spent the last 3 years developing specific formulations for several countries. Our most promising market is Japan, where we have obtained import permits that include 5 capsules, 3 softgels and 1 energy drink. The costs of R&D have already been spent and we do not expect R&D to be a significant expense in the future. Through our Japanese exclusive distributor, the Company has found several additional distributors that have completed their own analysis and testing and are now awaiting their import permits. Increasing sales volume in this segment will improve our gross margins through an increased absorption rate of fixed manufacturing costs as well as reduced raw material costs due to purchasing in larger quantities. Additionally, because Japan is a difficult market to enter, competition is limited so margins are higher than other markets.

VIDA LIFE INTERNATIONAL, LTD.

New Products Ready to Manufacture and Distribute

 Fishmeal Analog This product includes a combination of marine, animal and vegetable proteins. Developed with price in mind (potentially costing 40% less than pure fishmeal) the fishmeal analog is intended to help satisfy the feeding requirements of poor and developing countries mainly in Africa, Southeast Asia and Eastern Europe. The Company has created several formulas that include variable percentages of ingredients to satisfy the feeding requirements of farm animals.

Products under Development

Organic Fish Fertilizer Testing for this product has been completed and presently we are developing a web site, designing the graphics for the bags and have started to contact potential distributors.  The Organic Fish Fertilizer is made primarily with low grade fishmeal, grounded sea shells, algae and humates. It enriches any soil naturally and is safe and long lasting. The intended markets are the U.S. and Japan.

               Weight-Control Products The Company is exploring the use of raw materials for weight control products using potato skins found in certain potatoes grown in the Peruvian Andes and cactus extract.

 Electric Tank-Less Water Heater The Company intends to employ patented technology in developing an electric tank-less water heater. The patent pending technology consists of a heating apparatus system having a novel heating element design and structure to promote turbulent fluid flow within a heating element to provide improved thermal transfer and heating efficiency.
      Portable Room Heater  The first prototype of this product utilizing our patent pending technology  has been completed. A larger model is being developed for usage in green houses. The technology consists of a heating apparatus system having a novel heating element design and structure to promote turbulent fuid flow within a heating element to provide thermal transfer and heating efficiency.

 Health Supplements The Company periodically develops new health supplements. Several are currently being developed.

VIDA LIFE INTERNATIONAL, LTD.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

Although the Company sells products in foreign countries, all of the Company’s revenues are billed and paid for in US dollars. As a result, management does not believe that the Company is exposed to any significant foreign country currency exchange risk, and the Company does not utilize market risk sensitive instruments to manage its exposure to risk.

Item 4T. Controls and Procedures

As required by SEC Rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the Exchange Act)) at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer/principal financial officer. Based on this evaluation, it was concluded that the design and operation of our disclosure controls and procedures are not effective. Notwithstanding the material weakness as more fully described below, as of September 30, 2008, our Chief Executive/Financial Officer has concluded that the financial statements included in this Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company as required for interim financial statements. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financing reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the report that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management, including our principal executive officer/principal financial officer and the Company's Board of Directors have concluded there is a lack of segregation of duties and financial expertise within the Company's financial reporting processes. However, at this time, the aforementioned has determined the risk associated with such a lack of segregation of duties and financial expertise does not justify the expense associated with remedying these control deficiencies.

PART II -  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not presently involved in any legal proceedings.

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares Issued for Cash or Debt Conversion

Vida Life has sold shares of its capital stock in the following transactions, each of which was exempt from the registration requirements of the 1933 Act pursuant to the exemptions listed.

On March 3, 2008 we issued 2,722,444 shares of common stock valued at $299,488 to John C. Jordan, our President for compensation previously accrued.

On March 3, 2008 we issued 300,000 shares of common stock valued at $27,000 to an existing shareholder, Douglas Grobe, in connection with expenses related to the merger that occurred in May of 2006.

No selling commission or other compensation was paid in connection with such transactions. Each transaction was exempt from registration under the 1933 Act under the provisions of Section 4(2).

Shares Issued for Services

Periodically, we have issued shares of common stock to bona fide employees and consultants who have provided services to Vida Life in transactions exempt from registration under the Securities Act.

On June 3, 2008, 300,000 shares of common stock valued at the trading market price of the Company’s common stock on the date of issuance of $0.10 per share for a total value of $30,000 were issued to Directors (Martha A. Jordan and Marilyn M. Jordan; see Item 7) for services that were accrued in 2007.

No selling commission or other compensation was paid in connection with the aforementioned stock issuances.

Each stock issuance was exempt from registration under the 1933 Act provided by Section 4(2) and/or Section 4(6) thereof and Regulation 701 promulgated under the 1933 Act.

Item 3.  Default Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

No items occurred during the period of this report which would have been required to be reported in a Form 8-K which have not been reported.

Item 6. Exhibits
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto, duly authorized.

Vida Life International, Ltd.

Date November 19, 2008	By:	/s/ John C. Jordan
John C. Jordan
Chief Executive Officer and
Chief Financial Officer