Form 10-K
period 2008-12-31
VIDA LIFE INTERNATIONAL, LTD.
filed 2009-04-01
CIK 1435055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ___________________

Commission File Number 000-84290
_____________________

VIDA LIFE INTERNATIONAL, LTD.
(Exact name of registrant as specified in its charter)

Nevada	20-5046886
(State of incorporation)	(I.R.S. Employer Identification No.)

7046 Kentfield Drive Cameron Park, CA	95682
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (415) 738-2136

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered

Securities registered pursuant to Section 12(g) of the Act:
Common stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% stockholders of the registrant as of June 30, 2008 was approximately $420,845, based on sales price of the Company’s common stock of $0.10 per share on or about such date.  As of March 27, 2009, there were 13,380,898 shares of the issuer’s common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference:  None.

Vida Life International, Ltd.
Form 10-K

                                                                                                                                                                                                                         Page

PART I

ITEM 1                      BUSINESS

Company History

Vida Life International, Ltd. (“we,” the “Company” or “Vida Life”) was incorporated in the State of Minnesota as Town & Country Home Furnishings, Inc. on June 26, 1969.  In November 1999, we reincorporated in the State of Nevada.  From April 2003 to April 2006, our corporate name was Environmental Impact Corporation. In April 2006, we changed our name to Vida Life International, Ltd.

The Company was an inactive shell company until May 2006.  In May 2006, we entered into an Agreement and Plan of Merger with ACS Trading Corp., a private corporation incorporated in the State of Delaware (“ACS”), under which we issued 6,300,000 shares of our common stock to acquire all of the outstanding shares of ACS in a direct statutory merger transaction.  ACS was a corporation engaged in the business of trading fishmeal and nutritional supplements that incorporate fish oil as an ingredient.  As a result of the merger transaction, ACS merged with and into Vida Life and we have carried on the business formerly owned and operated by ACS.  Since the merger transaction resulted in the stockholders of ACS acquiring control of Vida Life, for financial statement purposes the merger has been accounted for as an additional capitalization of Vida Life (i.e., a reverse acquisition with ACS as the accounting acquirer).

We have developed a diversified array of innovative technologies and related products for personal health care, plant fertilizers and animal nutrition, in addition to energy-efficient technologies and products.  Currently, our operations are divided into four strategic segments:

•	Fishmeal – we buy and resell fishmeal for use as a high-protein ingredient in animal feed and organic fertilizer

•	Health Supplements – we manufacture and sell health supplements that incorporate fish oil and multiple herbs (primarily from South America) as ingredients

•	Heating Technology – we are developing energy-efficient products based on a novel patent-pending heating technology, and

•	Fertilizing – we are in the process of field testing new organic fish fertilizers for plants.

Of the four segments noted above, we presently report segment results from fishmeal and health supplements only.  We determined the heating technology and fertilizing segments were not reportable segments due to their insignificance to overall operations.  Our mission is to be a producer of high-quality fishmeal, animal feed, nutritional and natural health supplements and organic fish fertilizers, to be distributed on a worldwide basis.  We also generally intend to develop and commercialize innovative technologies and products that may diversify our products and services.  For example, our “Heating Technology” business is focused on exploiting (through manufacture, distribution and sale of one or more products) a novel heating technology invented in Japan, with respect to which we have obtained worldwide rights for commercialization and applied for a U.S. patent.  We obtained these rights from a sublicense grant made by our Chief Executive Officer, John C. Jordan, who had earlier obtained such rights from a third party.  Presently, we are developing for commercialization a tankless water heater and portable room heater utilizing this technology.

Segment Results

	Fishmeal	Supplements	Corporate	Total
Year Ended December 31, 2008
Revenues	$105,870	$16,844	$3,500	$126,214
Gross Profit	$8,695	$9,379	$1,300	$19,374
Operating income (loss)	$8,695	$8,970	$(437,857)	$(420,192)
Interest income	$-	$-	$3,283	$3,283
Interest expense	$-	$-	$126,947	$126,947
Depreciation & amortization	$-	$409	$4,526	$4,935
Identifiable assets	$-	$3,060	$39,106	$42,166

Year Ended December 31, 2007
Revenues	$-	$89,821	$-	$89,821
Gross Profit	$-	$39,462	$-	$39,462
Operating income (loss)	$-	$33,596	$(495,747)	$(462,151)
Interest income	$-	$-	$10,205	$10,205
Interest expense	$-	$-	$89,922	$89,922
Depreciation & amortization	$-	$1,666	$3,957	$5,623
Identifiable assets	$-	$12,259	$279,910	$292,169

Products / Markets

Fishmeal.  We currently are a trader of fishmeal.  Fishmeal is a thick powder obtained from cooking, drying and grinding raw fish.  Fishmeal is a rich protein source, and is used as an ingredient in feedstuffs in the aquaculture, dairy and poultry industries.  It also has applications in products for human consumption and in animal feed.  Fishmeal production tends to be seasonal.  We purchase our supply of fishmeal from the southern hemisphere during the summer months, and from the northern hemisphere during the balance of the year.

We have also introduced for sale a fishmeal product that we call “fishmeal analog.”  This product includes a combination of marine, animal and vegetable proteins.  Developed to be less costly (potentially costing 40% less than pure fishmeal without regard to regulatory costs associated with the use of non-marine proteins), we have created several fishmeal analog formulae consisting of variable percentages of ingredients to satisfy the feeding requirements of farm animals in poor and developing countries, mainly in Africa, Southeast Asia and Eastern Europe.  To date, we have made no sales of our fishmeal analog product.

We purchase and sell fishmeal worldwide.  Currently, we purchase our fishmeal primarily from nonaffiliated firms located in South America and India, and resell fishmeal to clients primarily located in Russia, Japan, Taiwan, South Korea, Denmark, China, Norway, Poland, Lithuania, Romania, Nigeria, Georgia, Armenia, Saudi Arabia, the Netherlands, Germany and the Philippines.  In essence, we profit from the purchase and sale of fishmeal through arbitrage—i.e., selling raw product at prices higher than those at which we purchase raw product.

Health Supplements.  We are a seller of health supplements that include fish oil and other natural health supplements.  Our nutritional supplements line includes 26 types of formulated capsules and softgels, two energy drinks and several anti-aging creams, and we are in the process of developing other products.  Our health supplements are unique and typically custom-formulated and made to customer specifications.  Occasionally, these specifications are dictated by applicable laws or religious observations (i.e., market driven) in the country of destination.

We specialize in streamlining the process of transforming raw materials into client-specific products.  Specifically, we receive orders from our clients that identify certain specifications relating to the composition of our supplement products, and locate and purchase the raw materials for these items from manufacturers, distributors or importers.  We then arrange for the purchased materials to be shipped directly to a contract manufacturer for encapsulation, bottling and labeling according to client specifications.

Finally, we arrange for the finished product to be drop-shipped directly to our client.  In this process, our primary activities are locating and purchasing the raw materials, and then coordinating the shipping and manufacturing of raw materials and finished products, and the billing of our clients.

Our primary customers for health supplements are located in Japan, Turkey, the Czech Republic and Pakistan, although we have also sold health supplements to customers in Spain, the Canary Islands, Mexico, Canada, Portugal, Italy, Germany, the Netherlands, Switzerland, Greece, Australia, Norway, Uruguay, South Korea and Indonesia.  Working with our exclusive but unaffiliated Japanese distributor, Vida Life Japan, Co. Ltd. (“Vida Life Japan”), we have obtained nine import permits for our health supplements to Japan.

Heating Technology.  In coordination with the engineering team of Vida Life Japan, we are developing a new energy-efficient technology that we believe can save as much as 95% of the energy used to heat liquids, air and gases.  We have filed a patent application for this technology with the United States Patent and Trademark Office.  The first development-stage product is an electric tankless water heater for sale in the Japanese market.  The patent-pending technology provides improved thermal transfer and heating efficiency of a water heater utilizing a novel heating element design and structure to promote turbulent fluid flow.  In more simplified terms, these heaters use a microprocessor, which modulates heat to provide operator control over output temperature.  We are also in the process of developing a portable room heater using the same technology.

We have begun discussions with several third parties relating to the commercialization of the heating technology and the contract manufacturing of our anticipated electric tankless water heater and a portable room heater.

Manufacturing, Warehousing and Distribution

We secure orders for our products primarily through our Internet websites.  In 1996, we established  www.frozenfish.com to promote fishmeal, fish oil and agricultural commodities.  In 2005, we established www.vidalifeusa.com to promote nutritional supplements. We believe that our websites enhance and broaden the marketing of our products in a more cost-effective way than direct sales and generally increase our visibility in the marketplace.  Because of our worldwide clientele, we make extensive use of telephone, facsimile and other electronic means of communication.  The websites referenced above are not a part of this filing.

Our fishmeal products are manufactured by nonaffiliated contract manufacturers on an as-needed basis, based on orders we receive from our customers.  These manufacturers are located in South America and India.  Our supplement products are formulated in-house and manufactured to our (in some cases, client-directed) specifications by FDA, GMP and ISO certified labs in California, Washington and Arizona.

In our operations, we frequently utilize the services of logistics warehouses located in various parts of the world.  A logistics warehouse is a type of business that offers services as a freight forwarder (i.e., it receives cargo from customers), warehouses it, and then drop-ships orders on behalf of its customers.  To our knowledge, all of the logistics warehouses that we use in our business are bonded and licensed by their respective applicable agencies.  Currently, we use logistics warehouses in Peru, Ecuador, and in Miami, Florida.

Competition

Vida Life competes on the price and performance characteristics of its products, such as protein levels.  The main competition in our markets for fishmeal and nutritional supplements is from other producers and distributors of marine proteins.  Although other protein sources such as soybean meal and other vegetable or animal protein products provide indirect competition, we believe these non-marine protein sources offer inadequate nutritional values and do not compete with our products as directly as marine protein products.

Buyers of fishmeal are found worldwide.  The largest buyers are located in China, Japan, Germany, Denmark, Iran, Saudi Arabia and Russia, including buyers who purchase fishmeal by the shipload.  Based on our clients residing throughout various parts of the world, we do not have what we would consider a “principal” market for our fishmeal or fishmeal analog.  Hundreds of firms actively seek to sell fishmeal at any given time, and despite the increase in fishmeal prices due to increased demand, our current share of the world market is very small.

Similarly, the market for our supplements is worldwide.  Nevertheless, at this time we consider Japan to be our principal market for our supplements products based on the level of inquiries for our products, our relationship with Vida Life Japan and our present import permits to Japan.  Our market share of the health supplement industry is very small.

Most, if not all, of our competitors in our fishmeal and supplement businesses are larger than us and have significantly greater resources than we do.  Competitive factors that we expect will critically affect our business and its success include the continuity of relationships which we have with our suppliers and clients, and the popularity of our formulated supplements in general.  Finally, we believe that the long-term success of our operations will be determined by our ability to provide outstanding service to our clients and bring new and innovative products to the market.

Sources of Raw Materials and Supplies

We entirely depend upon supplies of fishmeal that we obtain from a number of nonaffiliated suppliers located in other countries—primarily, fishmeal obtained from fishing companies located in South America and India.  In 2008, we purchased all of our fishmeal supplies from one single supplier located in Ecuador.  The raw materials for our supplements products are available from a variety of suppliers in various parts of the world.  We currently do not expect a scarcity of any ingredients.

Dependence on Significant Customers

During the years ended December 31, 2008 and 2007, 83% and 79% of the Company’s sales were to one and two customers, respectively.  The total accounts receivable associated with these customers was $0 and $8,133 as December 31, 2008 and 2007, respectively.  Sales by major customers were as follows:

	2008		2007
Customer	Percent of Sales	Percent of Accounts Receivable	Percent of Sales	Percent of Accounts Receivable
A	83%	-	-	-
B	3%	-	65%	100%
C	-	-	14%	-

The Company does not believe that a loss of any significant customer would have a material adverse effect on the Company.

Intellectual Property

We have applied for a patent in the United States for a novel heating apparatus.  Currently, we are not certain as to whether or when any patent will be issued in the United States.  If we obtain a patent, we expect to seek to license the right to manufacture one or more products employing the technology and innovations protected by the patent.

Other than the patent application described above, we do not presently have any patents, trademarks, licenses, franchises, concessions or royalty agreements.  We expect also to rely on common law trade secret protection for our product formulations.  We intend to continue to actively file for patent protection, where reasonable, within the United States.  We expect also to seek protection for our future products by filing for copyrights and trademarks in the United States, where appropriate.

Our ability to enforce our intellectual-property rights, including any trade secrets (e.g., product formulation) is subject to general litigation risks.  Typically, when a party seeks to enforce its intellectual-property rights, it is often subjected to claims that the intellectual-property right is invalid, or is licensed to the party against whom the claim is being asserted. We cannot be certain that our intellectual-property rights will not be infringed upon, that others will not develop products in violation of our intellectual-property rights, or that others may assert, rightly or wrongly, that our intellectual-property rights are invalid or unenforceable.  In instances where we will rely on trade secrets for the protection of our confidential and proprietary business information, we cannot be certain that we would have adequate remedies for any such breach or that our trade secrets will not otherwise become discovered or independently developed by competitors.  In general, defending intellectual-property rights is expensive and consumes considerable time and attention of management.  Our involvement in intellectual-property litigation would likely have a materially adverse effect on the Company, even if we were ultimately successful in defending its intellectual-property rights.

Governmental Regulation

Presently, we purchase our materials from third-party providers who must comply with a variety of laws and regulations in the countries in which they are located.  We believe that each of the firms with which we do business are in material compliance with applicable laws and regulations insofar as their compliance is materially relevant to our business.

Our health supplement products are also subject to federal regulation promulgated under the Food, Drug and Cosmetic Act, and the Dietary Supplements Health and Education Act of 1994, each of which are enforced by the U.S. Food and Drug Administration.  These laws and regulations affect the composition of and the labels on our supplement products.

Research and Development

We contract with consultants who conduct research and development activities in Peru and India.  During the years ended December 31, 2008 and 2007, we expensed $4,577 and $89,266 for research and development activities, respectively.  Our limited resources limit our ability to contractually obtain rights to new products and technologies that have been researched or developed by third parties.

Employees

As of December 31, 2008, Vida Life employed two persons, John C. Jordan, our Chief Executive Officer, and M.M. Jordan, our corporate Secretary.  Our Chief Executive Officer and Secretary are husband and wife.  Presently, Mr. Jordan serves in a full-time capacity and Mrs. Jordan serves in a part-time capacity.  Vida Life contracts for the services of part-time employees and independent contractors, and various project consultants, on an as-needed basis.

We do not have any employment contracts with our employees.  None of our employees are members of any union, and none have entered into any collective-bargaining agreements.  Depending upon the success of our operations during fiscal 2009, we may seek to add employees.  Pending any decision to hire additional employees, however, we expect to continue to retain the services of employees and consultants on a part-time basis in order to better allocate our limited resources.  We expect also that, as part of our general effort to conserve our cash resources and where appropriate, we may seek to compensate service providers with shares of common stock in lieu of cash.

ITEM 1A RISK FACTORS

You should consider the following risk factors, in addition to the other information presented or incorporated by reference into this filing, in evaluating our business and any investment in Vida Life.

We have no meaningful operating history upon which to evaluate our business, and we are subject to all of the risks and uncertainties frequently encountered with start-up enterprises.

We have very little operating history upon which to evaluate our likelihood of success.  You should consider our business to be subject to all of the risks and uncertainties inherent in establishing a new business. Our results of operations for the years ended December 31, 2008 and 2007 reflect net losses of $479,426 and $541,868, respectively.  Our products and technologies, and our operations in general, may not be successful, and we may be unable to generate sufficient revenues to achieve profitability.  In sum, our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, uncertainties and delays frequently encountered in connection with the establishment of a new business, and the competitive environment in which we operate.

We will need additional financing to fund our operations and to finance our growth and development of manufacturing, distribution and research and development centers in the United States and India.

We plan to build a facility in the western United States to contain and expand our present research and development operations, and to begin softgel/capsule manufacturing (in house) and raw material distribution operations.  We are also planning to purchase land in western India for the eventual construction of a fishmeal production and animal feed manufacturing facility.  We expect that the execution of these plans will require substantial amounts of capital, which we may attempt to obtain by offering for sale additional equity or by securing debt financing.

Additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities, or loans from banks, other financial institutions or affiliates of the Company.  We cannot, however, be certain that any such financing will be available on terms favorable to us if at all.

If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then the ownership interest of our existing stockholders will be diluted.  In this regard, we have over 36 million authorized but unissued shares of common stock that we could issue to raise capital for such activities, and we could later seek the approval of our stockholders to increase the number of authorized shares or create another class of stock with rights, preferences and privileges superior to those of the common stock.  If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to the rights of our common stockholders.  If adequate funds are not available on acceptable terms, we may be unable to fund our current operations and the expansion and growth of our business.

Our business is materially dependent on the availability of a natural resource and such resource may not be available in amounts necessary to permit us to operate profitably or effectively.

Our ability to operate is materially dependent on its access to and the availability of fishmeal.  Nonetheless, we have no ability to control the availability of fishmeal for its purchase and sale due in part to the fluctuating supply of such resource from year to year and month to month, and due to natural conditions over which we have no control.  These natural conditions, which include varying fish populations, adverse weather conditions and fish disease, may prevent us from ultimately obtaining fishmeal in quantities sufficient for us to operate profitably or effectively.

Our access to raw materials may be affected by the laws and regulations applicable to the health supplement industry, a heavily regulated industry, and changes in applicable laws and regulation may adversely impact our ability to operate in our existing markets or expand our business.

We receive our materials from third parties around the world that must comply with a variety of laws and regulations.  Our access to the raw materials we require depends materially upon our suppliers’ compliance with the laws and regulations that apply to their businesses in the jurisdictions in which they operate.  The failure of our suppliers to comply with applicable laws and regulations, or any material changes in such laws or regulations, could adversely affect our ability to secure needed materials and, ultimately, our operations and revenues.

We are materially dependent on third-party suppliers and logistics warehouses for the manufacture and distribution of products.

Our fishmeal and fish oil products are manufactured on an as-needed basis mainly in South America and India. Our supplements are manufactured in California, Washington and Arizona.  The products are distributed on a drop-ship basis by logistics warehouses, directly from the country of origin to the customer.  We contract with third parties for the manufacture and distribution of our products because we are unable to efficiently perform those services ourselves.  As a result, we are materially dependent on these third parties for our timely and successful manufacture and distribution of products to our customers.  In the event a manufacturer or logistic warehouse fails to timely provide the needed products or services, relationships with our customers may be affected and our business may be adversely effected.  Moreover, if a third party with whom we have a successful contractual arrangement should cease or dramatically alter its operations, our operations may be negatively and adversely affected.

We are materially dependent on the services provided by certain executives and key personnel.

Our success depends in significant part upon the continued service of certain senior management and other key personnel.  In particular, we are materially dependent upon the services of John C. Jordan, our Chief Executive Officer, President and Chief Financial Officer, and Dr. Guillermo Jordan and Dr. Martha A. Jordan, each of whom are directors and members of our Science Advisory Board.  We do not currently have employment agreements with any of the foregoing individuals, although we are in the process of negotiating a definitive employment agreement with John C. Jordan.  Furthermore, we do not have any competitive protections in the event that any of our current management determines to leave the Company, although we anticipate that any definitive agreement we enter into with John C. Jordan would contain customary restrictive covenants respecting competitive activities and the solicitation of Company customers, suppliers and employees.  Finally, we do not have “key person” life insurance insuring the lives of any of our current management, and we do not presently intend to purchase any such insurance.

Our future success also depends upon our ability to attract and retain highly qualified personnel and other employees.  Any difficulties in obtaining, retaining and training qualified employees could have a material adverse effect on our results of operation or financial condition. The process of identifying such personnel with the combination of skills and attributes required to carry out our strategy is often lengthy. Any difficulties in obtaining and retaining qualified managers and employees could have a material adverse effect on our results of operation or financial condition.

There is substantial doubt about our ability to continue as a going concern.

We have had net losses attributed to common stockholders for the fiscal years ended December 31, 2007 in the amount of $541,868, and for the year ended December 31, 2008 in the amount of $479,426.  Furthermore, we had a working capital deficit as of December 31, 2008 totaling $233,141.  Since our financial statements were prepared assuming that we would continue as a going concern, these conditions, coupled with our current liquidity position, raise substantial doubt about our ability to continue as a going concern.  Moreover, since we do not have a meaningful operating history, our ability to accurately forecast our revenues and expenses is uncertain.  We expect that our ability to continue as a going concern depends, in large part, on our ability to generate sufficient revenues, limit our expenses without sacrificing customer service, and obtain necessary financing.  If we are unable to generate sufficient revenues, control our expenses or raise additional capital, we may be forced to discontinue our business.

We operate in an extremely competitive environment, and our liquidity position may impact our ability to capitalize on market opportunities and exploit new technologies and products we obtain or develop.

We are involved in the fishmeal and health supplements industries, both of which contain hundreds of competitors.  In addition, we are actively seeking to obtain or develop other and new technologies that will allow us to enter new industries in the future.  Due to the Company’s wide variety of products and the number of competitors in each industry, we face competition in every industry and as we expand, we are likely to face even more competition in the future.  If competitors offer superior products to the Company’s products, our financial success will be adversely affected.

The products and any services we may develop and offer may not be accepted, or continue to be accepted, by consumers or manufacturers.

Our products, even if successfully developed and tested, will be competing against other fishmeal and health supplements currently in the markets that we plan to enter.  Our technology products, including our electric tankless water heater, may not be accepted by manufacturers or other end users despite the successful development and testing of such products.  Moreover, even if our technological products are successfully developed, tested and marketed to manufacturers, our products will be competing against technologies from companies that are likely to be more proven in the technological field.

General economic conditions affect our industry and our business, and accordingly, our results of operations and even our viability could be adversely affected by poor general economic conditions.

The current global economic recession is predicted to continue well into 2009.  We believe that our business, and demand for fishmeal and health supplements, may be affected by general economic conditions.  If poor economic conditions persist, it is possible that our efforts to generate interest in our existing products and products currently in development will be adversely affected and, ultimately, may not succeed.  Importantly, poor economic conditions and weak financial markets also present the risk that we will not be able to obtain any additional financing we may require on terms that are acceptable to us, if at all.   In the event that we are unable to obtain financing that is required to provide us with sufficient working capital, we may be forced to discontinue our business.

Our intellectual-property rights may be insufficient to properly safeguard our proprietary technologies or product formulations.

We are engaged in the fishmeal and health supplement industry, and are developing technologies to enter other industries.  Currently, the only intellectual-property rights for which we have attempted to secure protective rights is the patent-pending technology underlying our proposed electric tankless water heater.  There is no guarantee that third parties will not misappropriate or obtain our technology (including any technology with respect to which we may obtain patent or other protection) and imitate our products to the detriment of our success.  The risks which we face in this regard are even more pronounced with respect to proprietary product formulations or technologies for which we may possess only common law intellectual-property right protection now or in the future.

In addition, our ability to enforce our intellectual-property rights is subject to general litigation risks.  Typically, when a party seeks to enforce its intellectual-property rights, it is often subjected to claims that the intellectual-property right is invalid, or is licensed to the party against whom the claim is being asserted. We cannot be certain that our intellectual-property rights will not be infringed upon, that others will not develop products in violation of our intellectual-property rights, or that others may assert, rightly or wrongly, that our intellectual-property rights are invalid or unenforceable.  In instances where we will rely on trade secrets for the protection of our confidential and proprietary business information, we cannot be certain that we would have adequate remedies for any such breach or that our trade secrets will not otherwise become discovered or independently developed by competitors. In general, defending intellectual-property rights is expensive and consumes considerable time and attention of management. Our involvement in intellectual-property litigation would likely have a materially adverse effect on us, even if we were ultimately successful in defending its intellectual-property rights.

The intellectual-property rights of others may prevent us from developing new products or entering new markets.

We are actively seeking to develop new products, but to the extent technologies are protected by the intellectual-property rights of others, including our competitors, we may be prevented from introducing products based on these technologies or expanding into markets created by these technologies.  If the intellectual-property rights of others prevent us from taking advantage of innovative technologies, our financial condition, operating results and business prospects may be adversely affected.

Our officers and directors, together with certain affiliates, possess significant voting power with respect to our common stock, which could limit your influence on corporate matters.

Our officers and directors collectively possess beneficial ownership of 9,172,444 shares of our common stock, which currently represents approximately 68.5% of our common stock.  As a result, our directors and officers, together with other significant stockholders, will have the ability to greatly influence, if not control, our management and affairs through the election and removal of our directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders.  Furthermore, this concentrated control will limit the practical effect of your participation in Company matters, through stockholder votes and otherwise.

Failure to achieve and maintain effective internal controls could limit our ability to detect and prevent fraud and thereby adversely affect our business and stock price.

Effective internal controls are necessary for us to provide reliable financial reports.  All internal control systems, no matter how well designed, have inherent limitations.  Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Our most recent evaluation of our internal controls resulted in our conclusion that our controls and procedures were not effective.  In our case, our failure to achieve and maintain an effective internal control environment could cause us to be unable to produce reliable financial reports or prevent fraud.  This may cause investors to lose confidence in our reported financial information, which could in turn have a material adverse effect on our stock price.

Interruption or failure of our information technology and communications systems would impair our ability to effectively receive orders and sell our products, which could in turn damage our reputation and harm our business.

Our ability to market and sell our products materially depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems would likely result in interruptions in the ability of our customers to contact us and place product orders from which we derive revenue. Accordingly, any such interruptions would likely reduce our revenues, and our brand could be damaged, perhaps irreparably, if people believe our systems, services and products are unreliable.

To our knowledge, our systems are vulnerable to damage or interruption from terrorist or malicious attacks, floods, tornados, fires, power loss, telecommunications failures, computer viruses and other attempts to harm our systems, and similar types of events.  Our data centers are subject to break-ins, sabotage and intentional acts of vandalism, and to other potential disruptions.  Some of our systems are not fully redundant (i.e., backed up), and our disaster recovery planning cannot account for all eventualities.  The occurrence of a natural disaster, or a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our data centers, could result in lengthy interruptions in our service. Any unscheduled interruption in our service would likely place a burden on our entire organization and result in an immediate loss of revenue.

We anticipate that our common stock will continue to be thinly traded, which may make it difficult to sell shares of our common stock.

Our common stock has been extremely thinly traded on The Pink Sheets and now on the OTC Bulletin Board.  Presently, our common stock trades under the symbol VILF.OB.  We expect that our common stock will generally remain thinly traded for the foreseeable future.  A low trading volume will generally make it difficult for our stockholders to sell their shares as and when they choose. Furthermore, low trading volumes are generally understood to depress market prices.  As a result, our stockholders may not always be able to resell shares of our common stock publicly at the time and prices that they feel are fair or appropriate.

Our common stock qualifies  as a “penny stock,” which may make it difficult to sell shares of our common stock.

Our common stock, if it ever is listed on a quotation system and traded, will likely be a “penny stock” subject to the requirements of Rule 15g-9 under the Securities and Exchange Act of 1934. Under this rule, broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC.  Under applicable regulations, our common stock will generally remain a “penny stock” until and for such time as its per-share price is $5.00 or more (as determined in accordance with SEC regulations), or until we meet certain net asset or revenue thresholds.  These thresholds include the possession of net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2,000,000 in the event we have been operating for at least three years or $5,000,000 in the event we have been operating for fewer than three years, and the recognition of average revenues equal to at least $6,000,000 for each of the last three years.  We do not anticipate meeting any of the foregoing thresholds in the foreseeable future.

The penny-stock rules severely limit the liquidity of securities in the secondary market, and many brokers choose not to participate in penny-stock transactions.  As a result, there is generally less trading in penny stocks.  If you become a holder of our common stock, you may not always be able to resell shares of our common stock in public broker’s transaction, if at all, at the times and prices that you feel are fair or appropriate.

We have no intention of paying dividends on our common stock.

To date, we have not paid any cash dividends and do not anticipate the payment of cash dividends in the foreseeable future.  Accordingly, the only return on an investment in shares of our common stock, if any, may occur upon a subsequent sale of such shares.

Important Note: The foregoing risks are not a complete list of all risks that do or may affect the results of operation, financial condition or business prospects of Vida Life, but do represent management’s understanding and belief of the material risks associated with the Company, its business and any investment in securities of the Company.  In addition to the above risks, businesses are often subject to risks not foreseen or fully appreciated by management.  In reviewing this document, potential investors should keep in mind other possible risks that could be important.  In sum, investors are urged to make their own evaluation of Vida Life prior to making any investment decision with respect to our securities.

ITEM 1B                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2                      PROPERTIES

We use approximately 1,000 square feet of office space within the residence of our Chief Executive Officer, located in Cameron Park, California, without paying any rent for the office space.  Office space and other facilities around the world are used on an as-needed basis, through a variety of different arrangements.

Other important facilities not directly owned or leased by us are involved in our business.  Suppliers (fishmeal producers) receive orders from us and drop-ship directly to our clients throughout the world.  Their facilities typically range from 200,000 to 500,000 square feet of office and manufacturing space.  In addition, we frequently utilize the services of logistics warehouses in our operations. For disclosure relating to the logistics warehouses we use, please see the caption “Manufacturing, Warehousing and Distribution” under Item 1 – Business, above.

ITEM 3                      LEGAL PROCEEDINGS

As of the date of this report, we are not involved in any material legal proceedings.

ITEM 4                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

Our common stock has traded on The Pink Sheets of the National Quotation Bureau under the symbol VILF.PK since December 5, 2006.  Currently, our stock trades publicly through broker-dealers on the OTC Bulletin Board under the symbol VILF.OB.  To date, our stock is not widely traded and presently we do not expect that trading activity in our common stock will increase in the foreseeable future.

The following table sets forth the high and low sale prices for our common stock for the periods indicated.  The prices below reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter Ended	Low	High
December 31, 2008	$ 0.01	$ 0.05
September 30, 2008	$ 0.03	$ 0.10
June 30, 2008	$ 0.10	$ 0.20
March 31, 2008	$ 0.10	$ 0.17

December 31, 2007	$ 0.13	$ 0.20
September 30, 2007	$ 0.20	$ 0.30
June 30, 2007	$ 0.30	$ 1.25
March 31, 2007	$ 0.20	$ 1.30

Holders

As of the date of this filing, we had approximately 420 holders of record of our common stock.

Dividends

There are no material restrictions on our ability to pay dividends other than restrictions imposed by applicable Nevada state corporate law.  Nevertheless, we have not paid any dividends on our common stock and do not anticipate paying any such dividends in the near future.  Instead, we intend to use any earnings for future acquisitions and expanding our business.

Transfer Agent and Registrar

Our transfer agent is Pacific Stock Transfer Corporation, located at 500 E. Warm Springs Road, Suite 240
Las Vegas, Nevada 89119.  The transfer agent’s telephone number is (702) 361-3033.  The transfer agent is registered under the Securities and Exchange Act of 1934.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2008, Vida Life had no equity compensation plans (including individual compensation arrangements) outstanding under which securities of Vida Life were authorized for issuance.  As of the date of this report, the Company is not a party to an equity compensation plan, nor is the Company obligated under “individual compensation arrangements” (as defined in Item 201 of Regulation S-K) to issue any further options, warrants, rights or other securities.  Nevertheless, the Company is not required by applicable state law or the listing standards of any self-regulatory agency (e.g., the OTC Bulletin Board, NASD, AMEX or NYSE) to obtain the approval of its security holders prior to issuing any such compensatory options, warrants or other rights to purchase securities of the Company.

ITEM 6	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our audited financial statements, and notes thereto, filed together with this Annual Report on Form 10-K.

Forward-Looking Statements

Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are in the nature of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are based on management’s expectations and beliefs concerning future events and financial performance.  Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control and could cause actual results to differ materially from such statements. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “expects,” “anticipates,” “believes,” “will,” “will likely result,” “will continue,” “plans to” and similar expressions.  We disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

Results of Operations:  Year Ended December 31, 2008 compared to December 31, 2007

   Segment Results

	Fishmeal	Supplements	Corporate	Total
Year Ended December 31, 2008
Revenues	$105,870	$16,844	$3,500	$126,214
Gross Profit	$8,695	$9,379	$1,300	$19,374
Operating income (loss)	$8,695	$8,970	$(437,857)	$(420,192)
Interest income	$-	$-	$3,283	$3,283
Interest expense	$-	$-	$126,947	$126,947
Depreciation & amortization	$-	$409	$4,526	$4,935
Identifiable assets	$-	$3,060	$39,106	$42,166

Year Ended December 31, 2007
Revenues	$-	$89,821	$-	$89,821
Gross Profit	$-	$39,462	$-	$39,462
Operating income (loss)	$-	$33,596	$(495,747)	$(462,151)
Interest income	$-	$-	$10,205	$10,205
Interest expense	$-	$-	$89,922	$89,922
Depreciation & amortization	$-	$1,666	$3,957	$5,623
Identifiable assets	$-	$12,259	$279,910	$292,169

   Revenues

Overall revenues for 2008 were $126,214, up approximately 40% from $89,821 during 2007.  The increase in total revenues was attributable to $105,870 in revenues during 2008 from our fishmeal operations, of which there were none during 2007.  This increase was partially offset by a decrease in revenues from our supplements operations.  Our 2008 revenues from supplements were $16,844, down approximately 81% from $89,821 during 2007.

Revenues from fishmeal increased during 2008 primarily because we did not engage in fishmeal sales during 2007.  In 2007, we did not generate any sales in the fishmeal segment as a result of plans to produce our own fishmeal.  These plans, however, were indefinitely delayed due to lack of available funds.  The delay in plans occurred at such a time that did not permit us to purchase fishmeal on the spot market for resale in a manner that was economically feasible.  We expect that worldwide fishmeal demand will be strong in 2009, and that fishmeal prices will remain stable or increase moderately.  For 2009, we expect that, given our continuing lack of a fishmeal manufacturing facility, we will attempt to purchase and sell fishmeal as opportunities involving attractive prices present themselves.

Revenues from supplements were down significantly during 2008, as compared to 2007, primarily because of lack of demand for large orders from Japan.  For 2009, we expect that our supplement sales will increase, perhaps to as much as their 2007 levels.

   Gross Profit

Our overall gross margin as a percentage of sales decreased from approximately 44% in 2007 to approximately 15% in 2008.  This decrease was attributable to a change in the product mix of the Company’s sales in 2007, with proportionately more revenues generated in the fishmeal segment.  The resale of fishmeal is generally a lower-margin business.  Nevertheless, margins for the fishmeal segment are expected to increase to approximately 50% if and when we are able to begin producing our own fishmeal.

The Company realized a gross margin as a percentage of fishmeal sales in 2008 of approximately 8%.  As noted above, there were no fishmeal sales in 2007.  Gross margin as a percentage of health supplement product sales increased from approximately 44% in 2007 to 56% in 2008.  The increase in margin was primarily due to product mix.

   Operating Expenses

Operating expenses decreased $62,047 in 2008 from $501,613 in 2007 to $439,566 in 2008.  The primary reason for the decrease was a reduction in advertising spending during 2008 (down $53,845 on a year-to-year basis) and a reduction in research and development expenses (down $84,689 on a year-to-year basis), partially offset by an increase in professional fees of $39,425, and an increase in employee health insurance of $9,324.  The increase in professional fees resulted primarily from an increase in auditing and accounting expenses.  In 2007, the Company did not pay health insurance for its employees.

We presently expect that compensation expense arising from share issuances to our executive management and consultants to compensate for services rendered will increase in 2009 as compared to 2008 as we strive to conserve our cash resources for other revenue-related and operating expenses anticipated in 2009.  In particular, we may determine to issue stock in 2009 to compensate our executive management for the services they render or have rendered.  Furthermore, we do not anticipate hiring employees in the near future and expect instead, where necessary or appropriate, to rely on services provided by consultants through at least fiscal 2009.  In this regard, we expect that we may continue to compensate consultants with issuance of stock.

We anticipate that our professional expenses will stabilize during fiscal 2009 since we completed amendments to our registration statement in November 2008.  In addition, we are in the process of developing processes designed to minimize our professional expenses to the extent feasible.

   Operating Loss

Our operating loss decreased $41,959 from $462,151 in 2007 to $420,192 in 2008.  The primary contributor to the decreased loss in 2008 was due to the decreased operating expenses, as described above partially offset by a decrease in gross profit of $20,088.

   Interest Expense

Interest expense increased $37,025 from $89,922 in 2007 to 126,947 in 2008.  Interest expense increased because in 2007, the note payable-shareholder was outstanding for only 9.5 months.  In 2008, this note was outstanding 12 months.

   Gain on Extinguishment of Debt

In 2008, the note payable-shareholder was amended to extend the note’s maturity date to March 19, 2010.  The original maturity date of this note was March 19, 2009.  Consistent with the guidelines of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” the amendment of the note was accounted for as an extinguishment of debt.  Accordingly, we recorded the amended Note and detachable stock warrant at their fair values and recorded a gain from the extinguishment of the original Note and detachable stock warrant of $64,430.

   Net Loss

As a result of the above, the net loss for the Company decreased $62,442 in 2008 from a net loss of $541,868 in 2007 to $479,426 in 2008.

Liquidity and Capital Resources

Net cash used in operating activities was $237,116 in 2008 compared to $143,376 in 2007.  Offsetting the net losses in each period were increases in accrued officers’ compensation ($207,552 and $195,402), accrued directors’ fees ($7,000 and $18,000), accounts payable ($5,627 and $9,418), inventory ($181 and ($10,689)), non-cash expenses for depreciation ($4,935 and $5,623),  amortization ($85,842 and $58,333), and stock issued for services ($3,000 and $159,375) as well as decreases in accounts receivable ($8,133 and $17,318), deferred revenue ($4,200 and $20,884) and non-cash gain on extinguishment of debt ($64,430 and $0) for the years ended December 31, 2008 and 2007, respectively.

Net cash provided by financing activities was $0 in 2008 compared to $400,000 in 2007.  There were no financing activities in 2008.  The $400,000 in financing obtained in 2007 was in connection with the proceeds received from the note payable – shareholder.

As of December 31, 2008, we had $32,891 in cash on hand and current liabilities of $268,079.  As of December 31, 2008, we had accrued officer compensation and director fees in the amount of $225,806, and we had a $400,000 note payable due to a shareholder that becomes due in March 2010.  As of the date of this filing, our management believes we have sufficient capital to continue operations through June 30, 2009.  Thereafter, we expect we will require additional capital.  If we are unable to obtain additional financing when needed, we may be required to abandon our business or our status as a public reporting company.

Our current forecast for financing needs is largely based on our estimate of revenues and our estimate of expenses we will incur.  In this regard, we note that our current forecasts are largely based on our limited prior experience and proposed budgets proposed by our professional service providers and consultants.  If our actual expenses significantly exceed our present expectations we will likely require additional financing prior to June 30, 2009.

Once additional financing is needed, we cannot be certain that any required additional financing will be available on terms favorable to us, if at all.  This is especially true in light of the current poor state of the U.S. capital markets and the general economic downturn that has occurred.  Presently, we anticipate that additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities, loans from banks or other financial institutions, or from affiliates of the Company. We cannot, however, be certain that any such financing will be available on terms favorable to us if at all.

If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then the ownership interest of our existing stockholders will be diluted.  If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and such securities may have rights senior to the rights of our common shareholders.  If we are unable to obtain additional financing when needed, we may be required to abandon our business or our status as a public reporting company.

Our primary non-cash asset at December 31, 2008 was intellectual-property rights, consisting of proprietary product formulations, trade secrets, patents pending and trademarks, which together form the foundation for our supplement product offerings.

Capital Expenditures

We did not have and do not plan to have any material commitments for capital expenditures in 2008 or 2009.  Given our present business model, investment in capital resources is not required beyond supplements-related inventory.

Going Concern

For the year ended December 31, 2008, we incurred a net operating loss and negative cash flows from operations.  As of December 31, 2008, we had an accumulated deficit of $1,262,704.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this filing do not include any adjustments related to recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result, should we be unable to continue as a going concern.  Our ability to continue as a going concern ultimately depends on achieving profitability, producing revenues or raising additional capital to sustain operations.  Although we intend to obtain additional financing to meet our cash needs and to support the revenue-generating process, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, nor are we a party to any contract or other obligation not included on its balance sheet that has, or is reasonably likely to have, a current or future effect on our financial condition.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We evaluate these estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  The estimates and judgments that we believe have the most effect on our reported financial position and our results of operation are as follows:

Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances.  The Company reviews the outstanding receivables on a monthly basis and receivables are considered past due when payment has not been received by the stated due date on the invoice.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to trade accounts receivable.  Historically, the Company has not experienced significant losses related to receivables from individual customers.  At December 31, 2007, the Company considers its accounts receivable to be fully collectible and therefore have not recorded an allowance for doubtful accounts.  There was no accounts receivable at December 31, 2008.

Reserve for Inventory Obsolescence
The Company reviews inventory on a regular basis and provides for slow-moving, obsolete or unusable inventories by reducing inventory to its estimated useful or scrap value.  A reserve for potential obsolescence was not deemed necessary at December 31, 2008 and 2007.

Impairment of Long-Lived Assets
In accordance with the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long - Lived Assets, such as furniture and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  At December 31, 2008, we concluded that there were no events or changes in circumstances which would indicate that the carrying amount of our long-lived assets may not be recoverable.

Share-Based Payments
The Company accounts for equity instruments issued for services and goods to non-employees under SFAS 123; Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18); and Emerging Issues Task Force Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees” (EITF 00-18). Generally, the equity instruments issued for services and goods are for shares of the Company’s common stock or warrants to purchase shares. These shares or warrants generally are fully vested, non-forfeitable, and exercisable at the date of grant and require no future performance commitment by the recipient. The Company expenses the fair value of these securities over the period in which the related services are received. The fair value of common stock issued is determined by the trading price on the date the shares were granted. The fair value of warrants to purchase shares of the Company’s common stock is determined using a Black-Scholes pricing model.

Income Taxes
Income taxes are accounted for in accordance with SFAS No. 109, as clarified by FIN No. 48, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements.  Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.

FIN No. 48 requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  See Note 7 to the Financial Statements for additional information regarding income taxes.

Revenue Recognition
The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

Recent Accounting Developments

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

The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s financial position and results of operations. The implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities will not require any new fair value measurements and therefore the Company does not expect it will have a material impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Management decided not to apply the fair value option to any of the Company’s existing financial assets and/or liabilities effective January 1, 2008. As such, the statement had no impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations (SFAS 141(R)).” SFAS 141(R) states that all business combinations, whether full, partial, or step acquisitions, will result in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair value or the estimated amounts to be realized. SFAS 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is required to apply this statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  Earlier application is not permitted.

ITEM 7A                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8                           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Vida Life International, Ltd.
Cameron Park, California

We have audited the accompanying balance sheets of Vida Life International, Ltd. (the “Company”) as of December 31, 2008 and 2007 and the related statements of operations, shareholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vida Life International, Ltd. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and as of December 31, 2008 has a working capital deficit and a negative net worth.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Carver Moquist & O'Connor, LLC

Bloomington, Minnesota
March 31, 2009

VIDA LIFE INTERNATIONAL, LTD.

BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$32,891	$271,082
Trade accounts receivable	-	8,133
Inventory	2,047	1,866

Total current assets	34,938	281,081

Property and equipment, net	7,228	11,088

Total assets	$42,166	$292,169

The accompanying notes are an integral part of these financial statements.

VIDA LIFE INTERNATIONAL, LTD.

BALANCE SHEETS (continued)
December 31, 2008 and 2007

	2008	2007
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Trade accounts payable	$ 30,172	$ 24,545
Accrued expenses	12,101	23,069
Accrued directors' fees	7,000	30,000
Accrued officer's compensation	218,806	310,742
Deferred revenue	-	4,200

Total current liabilities	268,079	392,556

Note payable - shareholder, net	296,745	283,333

Total liabilities	564,824	675,889

Shareholders' deficit:
Common stock, $.001 par value; 50,000,000 shares authorized;
13,380,898 and 9,958,494 shares issued and outstanding
at December 31, 2008 and 2007, respectively	13,380	9,958
Additional paid-in-capital	726,666	362,600
Issuable stock	-	27,000
Accumulated deficit	(1,262,704)	(783,278)

Total shareholders' deficit	(522,658)	(383,720)

Total liabilities and shareholders' deficit	$ 42,166	$ 292,169

The accompanying notes are an integral part of these financial statements.

VIDA LIFE INTERNATIONAL, LTD.

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008 and 2007

	2008	2007

Net sales	$126,214	$89,821

Cost of good sold	106,840	50,359

Gross profit	19,374	39,462

Operating expenses	439,566	501,613

Operating loss	(420,192)	(462,151)

Other income (expense):
Interest income	3,283	10,205
Gain on extinguishment of debt	64,430	-
Interest expense	(126,947)	(89,922)

Total other income (expense)	(59,234)	(79,717)

Net loss before income taxes	(479,426)	(541,868)

Income tax provision	-	-

Net loss	$(479,426)	$(541,868)

Basic and diluted loss per common share	$(0.04)	$(0.05)

Basic and diluted weighted average common shares outstanding	12,646,434	9,926,659

VIDA LIFE INTERNATIONAL, LTD.

STATEMENTS OF SHAREHOLDERS' DEFICIT
For the Years Ended December 31, 2008 and 2007
			Additional			Total
	Common stock		paid-in	Issuable	Accumulated	shareholders'
	Shares	Amount	capital	stock	deficit	deficit

Balances, December 31, 2006	9,738,454	$ 9,738	$ 28,445	$ 27,000	$ (241,410)	$ (176,227)

Issuance of detachable stock warrant with debt	-	-	175,000	-	-	175,000
Issuance of common stock for services
rendered	220,000	220	159,155	-	-	159,375
Net loss	-	-	-	-	(541,868)	(541,868)

Balances, December 31, 2007	9,958,454	9,958	362,600	27,000	(783,278)	(383,720)

Issuance of stock for officer's compensation	2,722,444	2,722	296,766	-	-	299,488
Common stock issued in connection
with the merger	300,000	300	26,700	(27,000)	-	-
Issuance of stock for director compensation	300,000	300	29,700	-	-	30,000
Warrant issued in connection with modification
of the note payable-shareholder	-	-	8,000	-	-	8,000
Issuance of stock for legal fees	100,000	100	2,900	-	-	3,000
Net loss	-	-	-	-	(479,426)	(479,426)

Balances, December 31, 2008	13,380,898	$ 13,380	$ 726,666	$ -	$ (1,262,704)	$ (522,658)

The accompanying notes are an integral part of these financial statements.

VIDA LIFE INTERNATIONAL, LTD.

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007
	2008	2007

Cash flows from operating activities:
Net loss	$(479,426)	$(541,868)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	4,935	5,623
Amortization of debt discount	85,842	58,333
Gain on extinguishment of debt	(64,430)	-
Common stock issued for services	3,000	159,375
Changes in operating assets and liabilities:
Accounts receivable	8,133	17,318
Inventory	(181)	10,689
Accounts payable	5,627	9,418
Accrued expenses	(10,968)	(54,782)
Accrued directors' fees	7,000	18,000
Accrued officer's compensation	207,552	195,402
Deferred revenue	(4,200)	(20,884)

Net cash flows used in operating activities	(237,116)	(143,376)

Cash flows from investing activities:
Purchases of property and equipment	(1,075)	(3,424)

Net cash flows used in investing activities	(1,075)	(3,424)

Cash flows from financing activities:
Proceeds from note payable-shareholder	-	400,000

Net cash flows provided by financing activities	-	400,000

Net change in cash	(238,191)	253,200

Cash and cash equivalents, beginning of year	271,082	17,882

Cash and cash equivalents, end of year	$32,891	$271,082

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$51,460	$31,589

Non-cash financing activities:
Discount on note payable due to detachable stock warrants	$-	$175,000

Issuance of common stock for accrued directors' compensation	$30,000	$-

Issuance of common stock for accrued officer's compensation	$299,488	$-

Fair value of warrants issued in connection with modification
of note payable-shareholder	$8,000	$-

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vida Life International, Ltd. • Years Ended December 2008 and 2007

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION

Nature of Business

Vida Life International, Ltd. (the “Company”), was incorporated on June 26, 1969 under the name of T & C Home Furnishings, Inc.  Thereafter, the Company’s name changed several times through December 1999 when the Company merged with Flagship International Holding, Ltd., a newly created Nevada corporation.  Subsequently, the Company changed to the name of Environmental Impact Corporation during 2003.  The Company changed to its current name on April 7, 2006.

The Company was an inactive shell until May 2006.  On May 1, 2006, the Company entered into a Share Exchange and Acquisition Agreement whereby it agreed to issue 6,300,000 shares of its common stock to acquire all of the outstanding shares of ACS Trading Corporation (“ACS”), a private corporation incorporated in the State of Delaware in a reverse merger.  Utilizing its 30 years of experience in various fields, ACS, a U.S. diversified company, has developed innovative products and solutions for personal health care, animal nutrition and energy efficient products.  The Company consists of four strategic operating segments; (1) fishmeal, used as a high protein ingredient in animal feed, (2) health supplements (3) energy efficient products based on a novel patent pending heating technology and (4) organic fertilizer which is currently being field tested.  The Company's market for advertising and selling its products is worldwide.

Upon completion of the transaction on May 1, 2006, ACS became a wholly-owned subsidiary of Vida Life International, Ltd. and ACS dissolved its corporate charter immediately after the merger resulting in one company.  Since this transaction resulted in the existing shareholders of ACS acquiring control of Vida Life International, Ltd., for financial statement purposes, the merger has been accounted for as a recapitalization of Vida Life International, Ltd. (a reverse acquisition with ACS as the accounting acquirer).

Use of Estimates

Management uses estimates and assumptions in preparing financial statements.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.

Concentrations of Risk

Cash Deposits in Excess of Federally Insured Limits

The Company maintains cash balances at one financial institution.  The account is insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company had $0 of uninsured cash balances at December 31, 2008.

Major Customers

During the years ended December 31, 2008 and 2007, 83% and 79% of the Company’s sales were to one and two customers, respectively.  The total accounts receivable associated with these customers was $0 and $8,133 as of December 31, 2008 and 2007, respectively. Sales by major customer are as follows:

	2008		2007
Customer	Percent of Sales	Percent of Accounts Receivable	Percent of Sales	Percent of Accounts Receivable
A	83%	-	-	-
B	3%	-	65%	100%
C	-	-	14%	-

Geographic Concentrations

Export sales as a percentage of total sales were 95% and 93% for the years ended December 31, 2008 and 2007, respectively.  Export sales are attributed to the country where the product is shipped.  All export sales are negotiated, invoiced and paid in US dollars.  Export sales by country are as follows:

	2008	2007

United States	$6,280	$6,528
Japan	4,265	57,123
Turkey	-	15,150
Czech Republic	3,386	3,492
Pakistan	7,178	7,528
Nigeria	105,105	-

	$126,214	$89,821

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, and notes payable. The Company considers the carrying values of its financial instruments in the financial statements to approximate fair values.

Cash and Cash Equivalents

For purposes of balance sheet presentation and the reporting of cash flows, the Company considers all cash in checking accounts and invested cash with maturities of three months or less as cash equivalents.

Trade Accounts Receivable

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances.  The Company reviews the outstanding receivables on a monthly basis and receivables are considered past due when payment has not been received by the stated due date on the invoice.    Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to trade accounts receivable.  Historically, the Company has not experienced significant losses related to receivables from individual customers.  At December 31, 2007, the Company considered its accounts receivable to be fully collectible and therefore have not recorded an allowance for doubtful accounts.  The Company had no outstanding accounts receivable at December 31, 2008.

Inventory

Inventories, consisting of finished goods and supplies, are valued at the lower of cost (first-in, first-out basis) or market.  Market value encompasses consideration of all business factors including price, contract terms and usefulness.  The Company reviews inventory on a regular basis and provides for slow-moving, obsolete or unusable inventories by reducing inventory to its estimated useful or scrap value.  A reserve for potential obsolescence was not deemed necessary at December 31, 2008 and 2007.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets ranging from 3-7 years.  Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized.  As items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income.

The estimated useful lives are as follows:

Years
Computer software and equipment	3 to 5
Office equipment	5
Lab equipment	5 7
Furniture and fixtures	5-7

Impairment of Long-Lived Assets

In accordance with the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long - Lived Assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. At December 31, 2008, we concluded there were no events or changes in circumstances, which would indicate that the carrying amount of our long-lived fixed assets may not be recoverable.

Accounting for Debt Issued with Stock Purchase Warrants

The Company accounts for debt issued with stock purchase warrants in accordance with Accounting Principles Board (APB) Opinion No. 14, “Accounting for Convertible Debts and Debts issued with Stock Purchase Warrants” (APB 14), if such warrants merit equity classification. The proceeds of the debt are allocated between the debt and the detachable warrants based on the relative fair values of the debt security without the warrants and the warrant themselves, if the warrants are equity instruments.

Share-Based Payments

The Company accounts for equity instruments issued for services and goods to non-employees under SFAS 123; Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18); and Emerging Issues Task Force Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees” (EITF 00-18). Generally, the equity instruments issued for services and goods are for shares of the Company’s common stock or warrants to purchase shares. These shares or warrants generally are fully vested, non-forfeitable, and exercisable at the date of grant and require no future performance commitment by the recipient. The Company expenses the fair value of these securities over the period in which the related services are received. The fair value of common stock issued is determined by the trading price on the date the shares were granted. The fair value of warrants to purchase shares of the Company’s common stock is determined using a Black-Scholes pricing model.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, as clarified by FIN No. 48, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements.  Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.

FIN No. 48 requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  See Note 7 for additional information regarding income taxes.

Revenue Recognition

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

Advertising Expense

The Company expenses advertising costs as incurred.  Advertising expense amounted to $3,737 and $57,582 for the years ended December 31, 2008 and 2007, respectively.

Research and Development

Research and development expenses consist primarily of contract labor, research and other costs associated with on-going product development and enhancement efforts and are expensed as incurred.  Total research and development expenses amounted to $4,577 and $89,266 for the years ended December 31, 2008 and 2007, respectively.

Earnings (Loss) Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.  Shares used in the earnings per share assuming dilution calculation are based on the weighted average number of shares of common stock outstanding during the year increased by potentially dilutive common shares.  Potentially dilutive common shares consist of stock warrants.  However, these stock warrants were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been anti-dilutive.

Recent Accounting Developments

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

The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s financial position and results of operations. The implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities will not require any new fair value measurements and therefore the Company does not expect it will have a material impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Management decided not to apply the fair value option to any of the Company’s existing financial assets and/or liabilities effective January 1, 2008. As such, the statement had no impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations (SFAS 141(R)).” SFAS 141(R) states that all business combinations, whether full, partial, or step acquisitions, will result in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair value or the estimated amounts to be realized. SFAS 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. The Company is required to apply this statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier application is not permitted.

2.           LIQUIDITY/GOING CONCERN

The Company has incurred significant operating losses during its periods of operation. At December 31, 2008, the Company reports a negative working capital position of $233,141, an accumulated deficit of $1,262,704 and a stockholders' deficit of $522,658. It is management's opinion that these facts raise substantial doubt about the Company's ability to continue as a going concern without additional debt or equity financing or the ability of the Company to increase revenues.

In order to meet its working capital needs through the next twelve months, the Company plans to seek to obtain outside debt financing to support the planned increase in revenues resulting from new sales channels and products over the next year. However, the Company is uncertain such financing will be available on terms favorable to the Company if at all.

3.           PROPERTY AND EQUIPMENT

Property and equipment at cost are as follows at December 31:

	2008	2007
Lab equipment and materials	$1,678	$1,678
Office equipment	17,584	16,509
Computer software and equipment	7,545	7,545
Furniture and fixtures	1,184	1,184
	27,991	26,916
Less: Accumulated depreciation	(20,763)	(15,828)

Property and equipment net	$7,228	$11,088

Depreciation expense was $4,935 and $5,623 for the years ended December 31, 2008 and 2007, respectively.

4.           NOTE PAYABLE - SHAREHOLDER

On March 19, 2007, the Company entered into a note payable (the “Note”) for $400,000 from one of its shareholders.  The Note bears interest at 10%, requiring quarterly interest payments only, with the entire principal balance originally due March 19, 2009. Interest expense related to the Note was $40,000 and $30,000 for the years ended December 31, 2008 and 2007, respectively.  The Note is secured by 1,000,000 shares of restricted common stock owned by the Company's CEO. As  further consideration for the Note, the Company issued a detachable stock warrant to the shareholder, which provided the shareholder the right to purchase 200,000 shares of the Company’s common stock at $1.00 per share at any time during the duration of the Note.  The proceeds of the Note were allocated to the Note and stock warrant, based on their relative fair values in accordance with Accounting Principles Board Opinion (APB) 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.  Accordingly, $175,000 was allocated to the stock warrant as a discount to the Note and to additional paid-in capital.  The fair value of the warrant has been estimated as of the date the loan proceeds were received using the Black-Scholes pricing model using the risk free rate of 4.46%, market price of the underlying stock of $1.15 per share, expected term of 2 years and the volatility rate of 155.33%.

On August 4, 2008, the shareholder agreed to amend the Note to extend the maturity date to March 19, 2010. No consideration was provided to the shareholder beyond the extension of the maturity date of the Note and the detachable warrant.

Consistent with the guidelines of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the amendment of the Note has been accounted for as an extinguishment of debt. Accordingly, the Company recorded the amended Note and detachable stock warrant at their fair values and recorded a gain from the extinguishment of the original Note and detachable stock warrant of $64,430.

In accordance with APB 14 and as noted above, the amended Note and detachable stock warrant was recorded at their fair value at $265,201 and $8,000, respectively. The difference of $134,799 between the fair value of the amended Note and its face value has been recorded as a discount to the amended Note and will be amortized to the amended Note and interest expense over the remaining term of the Note using the effective interest rate method. The fair value of the detachable stock warrant was recorded as an adjustment to the gain on extinguishment of debt and to additional paid-in capital. The fair value of the detachable stock warrant was estimated as of the date of the amended Note using the Black-Scholes pricing model with the following assumptions: the risk-free interest rate of 2.42%, market price of the underlying stock of $0.10 per share, expected term of 1.5 years and a volatility rate of 180%.

The following table summarizes the note payable - shareholder balance:

Balance December 31, 2006	$-
Gross Proceeds	400,000
Less: Discount allocated to the warrants	(175,000)
Add: Amortization of debt discount	58,333

Balance December 31, 2007	283,333
Add: Amortization od debt discount	54,298
Less: Extinguishment of debt	(337,631)
Add: Fair value of amended Note	265,201
Add: Amortization of amended Note discount	31,544

Balance December 31, 2008 (face value of $400,000)	$296,745

Scheduled maturities of note payable-shareholder are as follows for the years ended December 31:

2009	$ -
2010	400,000
$ 400,000

5.           SHAREHOLDERS' DEFICIT

Common Stock:

On November 14, 2008, the Company issued 100,000 shares of common stock valued at the trading market price of the Company's common stock on the date of issuance of $.03 per share or $3,000 to an unrelated company, for legal services rendered.

On June 3, 2008, 300,000 shares of common stock valued at the trading market price of the Company’s common stock on the date of issuance of $0.10 per share for a total value of $30,000 were issued to Directors for services that were accrued in 2007.

On March 3, 2008, 2,722,444 shares of common stock valued at the trading market price of the Company’s common stock on the date of issuance of $0.11 per share for a total value of $299,488 were issued to our CEO for compensation that was accrued in 2006 and 2007.

On March 3, 2008, 300,000 shares of common stock valued at $27,000 were issued to a shareholder in connection with the expenses related to the merger that occurred in May 2006.  The fair value of these shares was determined based upon the trading market price of the Company’s stock as of the date the shares were declared, reduced by a lack of marketability discount.  The stock issuance was retroactively recorded in 2006 and included in equity as issuable common stock in connection with the merger.

On February 13, 2007, the Company authorized 100,000 shares of common stock to be issued to a director for consulting services rendered.  The shares were valued at $.8625 per share or $86,250. Based upon the trading market price of the Company’s stock as of the date the shares were declared, reduced by a lack of marketability discount.

On February 13, 2007, the Company issued an additional 20,000 shares of common stock at a value of $.8625 per share or $17,250 to three third party consultants, for legal and other consulting services rendered. Fair value of these shares was determined based upon the trading market price of the Company’s stock as of the date the shares were declared, reduced by a lack of marketability discount.

On March 23, 2007, the Company issued 50,000 shares of common stock at a value of $.8625 per share or $43,125 to an unrelated company for marketing and public relations services rendered. The fair value of these shares was determined based upon the trading market price of the Company’s stock as of the date the shares were declared, reduced by a lack of marketability discount.

On August 15, 2007, the Company issued 50,000 shares of common stock at a value of $.255 per share or $12,750 to an unrelated company for legal services rendered. The fair value of these shares was determined based upon the trading market price of the Company’s stock as of the date the shares were declared, reduced by a lack of marketability discount.

Stock Warrants:

On March 19, 2007, we issued a detachable stock warrant to purchase 200,000 shares of the Company's stock in connection with a Note payable-shareholder (see Note 4).

6.           RELATED PARTY TRANSACTIONS

In 2008 and 2007, the Company accrued compensation expense to the CEO.  The related expense included in operating expenses totaled $240,000 and $220,000 for the years ended December 31, 2008 and 2007, respectively.  Accrued officer’s compensation as of December 31, 2008 and 2007 was $218,806 and $310,742, respectively.

At December 31, 2008 and 2007, the Company recorded accrued directors’ fees of $7,000 and $30,000, respectively.  Director fees included in operating expenses totaled $18,511 and $18,000 for the years ended December 31, 2008 and 2007, respectively.

The Company also paid interest expense for the years ended December 31, 2008 and 2007 on the Note payable-shareholder (see Note 4).

7.           INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31:

	2008	2007

Current:
Federal	$-	$-
State	-	-
	-	-

Deferred:
Federal	(144,700)	(154,600)
State	(27,200)	(29,000)
	(171,900)	(183,600)

Valuation allowance	171,900	183,600
Provision for income taxes	$-	$-

The differences between the federal and state statutory income tax rate and the actual tax rates result principally from the following for the years ended December 31:

	2008		2007
	Amount	Percent	Amount	Percent
Statuory income tax benefit	$(182,200)	38.0	$(205,800)	38.0
Non-deductible expenses	10,300	(2.1)	22,200	(4.1)
Valuation allowance	171,900	(35.9)	183,600	(33.9)
	$-	-	$-	-

The deferred tax assets consisted of the following as of December 31:

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$339,000	$120,500
Accrued expenses	93,800	140,500
Depreciation	(1,200)	(1,300)

Total Deferred tax assets	431,600	259,700
Valuation allowance	(431,600)	(259,700)

	$-	$-

Net operating loss carryforwards totaling approximately $893,000 begin to expire in 2026 and continue through 2028.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible.  The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  The Company has recorded a full valuation allowance against its net deferred tax assets because it is not currently able to conclude that it is more likely than not that these assets will be realized.  The amount of deferred tax assets considered to be realizable could be increased in the near term if estimates of future taxable income during the carryforward period are increased.

Under the Internal Revenue Code Section 382, certain stock transactions which significantly change ownership, including the sale of stock to new investors, the exercise of options to purchase stock, or other transactions between shareholders could limit the amount of net operating loss carryforwards that may be utilized on an annual basis to offset taxable income in future periods.

The Company adopted the provisions of FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” (“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on the Company’s evaluation, the Company has concluded that there are no significant unrecognized tax benefits.  The Company’s evaluation was performed for the tax years ended December 31, 2006, 2007 and 2008, the tax years that remains subject to examination by major tax jurisdictions as of December 31, 2008.  The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results.  In accordance with FIN 48, paragraph 19, the Company has decided to classify interest and penalties as a component of income tax expense.

8.           BUSINESS SEGMENTS

The Company’s operations are conducted primarily over two operating segments.  Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosure about Segments of an Enterprise and Related Information” requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items and total segment assets.  It requires the management approach in determining reportable business segments.  The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source for reportable segments.  Management has identified the fishmeal and health supplement segments to be their reportable business segments.  Management determined the heating technology and organic fertilizer operating segments were not reportable at this time due to their insignificance to the overall operations of the business during 2008 and 2007.

Information regarding are segments is as follows for the years ended December 31:

	Fishmeal	Supplements	Corporate	Total
Year Ended December 31, 2008
Net Sales	$105,870	$16,844	$3,500	$126,214
Gross Profit	$8,695	$9,379	$1,300	$19,374
Operating income (loss)	$8,695	$8,970	$(437,857)	$(420,192)
Interest income	$-	$-	$3,283	$3,283
Interest expense	$-	$-	$126,947	$126,947
Depreciation & amortization	$-	$409	$4,526	$4,935
Identifiable assets	$-	$3,060	$39,106	$42,166

Year Ended December 31, 2007
Net Sales	$-	$89,821	$-	$89,821
Gross Profit	$-	$39,462	$-	$39,462
Operating income (loss)	$-	$33,596	$(495,747)	$(462,151)
Interest income	$-	$-	$10,205	$10,205
Interest expense	$-	$-	$89,922	$89,922
Depreciation & amortization	$-	$1,666	$3,957	$5,623
Identifiable assets	$-	$12,259	$279,910	$292,169

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

9.            BASIC AND DILUTED EARNINGS PER SHARE
The Company computes earnings per share in accordance with FASB Statement of Financial Accounting Standards No. 128, “Earnings Per Share” ("SFAS 128"). SFAS 128 requires companies to compute earnings per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the year ended December 31, 2008 and 2007:

	2008	2007
Basic earnings per share calculation:
Net loss to common shareholders	$(479,426)	(541,868)

Weighted average of common shares outstanding	12,646,434	9,926,659
Basic net loss per share	$(0.04)	$(0.05)

Diluted earnings per share calculation:
Net loss to common shareholders	$(479,426)	(541,067)

Weighted average of common shares outstanding	12,646,434	9,926,659
Warrants	-	-
Diluted weighted average common shares outstanding	12,646,434	9,926,659

Diluted net loss per share	$(0.04)	$(0.05)

(1) The warrant to purchase 200,000 shares of the Company's common stock was not included in the calculation of diluted net loss per share as it was considered anti-dilutive due to the Company's net loss.

10.           COMMITMENT

On October 30, 2008 the Board of Directors agreed to provide an employment agreement for the CEO. As of the date of this report, the terms of this agreement have not been completely defined.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T) CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

As of December 31, 2008, our management (with the participation of our Chief Executive Officer and Chief Financial Officer) carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Exchange Act.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008, because of the identification of the material weaknesses in internal control over financial reporting described below.  Notwithstanding the material weaknesses that existed as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  We are currently looking into cost effective steps to potentially remediate such material weaknesses as described below.

Since we do not have a formalized audit committee, our board of directors oversees the responsibilities of the audit committee.  The board of directors is fully aware that there is lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•
provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2008.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2008:

•
Due to the limited number of Company personnel, a lack of segregation of duties exists.   An essential part of internal control is for certain procedures to be properly segregated and the results of their performance be adequately reviewed.  This is normally accomplished by assigning duties so that no one person handles a transaction from beginning to end and incompatible duties between functions are not handled by the same person.

•	The Company lacks a board oversight role within the financial reporting process that is not actively involved in the preparation of the financial statements.

As a result of these material weaknesses described above, management has concluded that, as of December 31, 2008, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.   We intend to initiate measures to remediate and refine our internal controls to address these identified material weaknesses as the Company grows.  Other than improving the process of involvement of the board of directors in the financial reporting process, we intend to initiate other remedial measures as we obtain a stronger cash position that would justify additional expenditures.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

In the Company’s prior assessment of internal control over financial reporting as of September 30, 2008, management concluded that there was a lack of financial expertise within its financial reporting process which constituted a material weakness in internal control over financial reporting. In January 2009, the Company replaced its outsourced accounting and financial reporting service provider with a new outside service provider that management feels will be able to provide the expertise they need.

Other than as described above there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers and directors are as follows:

Name	Age	Position(s)
Dr. Guillermo R. Jordan, PhD	80	Chairman
John C. Jordan	55	Chief Executive Officer, President, Chief Financial Officer and Director
Marilyn Molyneux Jordan	56	Secretary and Director
Dr. Martha A. Jordan, PhD	58	Director

All persons elected or appointed to our board of directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.  We are aware of no agreements that exist with respect to the election of our directors.  We compensate our directors $500 per month for service on the board of directors, and any committees.  Nevertheless, directors may defer their cash payment or take payment in the form of shares of our common stock in lieu of such cash compensation.  As of December 31, 2008 and 2007, $7,000, and $30,000, respectively, had been accrued as director compensation.

Our board of directors does not have any standing committees, including any audit committee, governance committee, nomination committee or compensation committee.  Nevertheless, Dr. Guillermo Jordan and Dr. Martha A. Jordan together serve on a “Science Advisory Board” that provides scientific advice to our board of directors on a formal and informal basis.

During the past five years, no officer, director, control person or promoter of the Company has been involved in any legal proceedings with respect to:  (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or (iv) any violation of a federal or state securities or commodities law being found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission, and the judgment has not been reversed, suspended, or vacated.

Currently, there is no arrangement, agreement or understanding between our management and non-management stockholders under which non-management stockholders may directly or indirectly participate in or influence the management of Company affairs.  Nevertheless, present management openly accepts and appreciates any input or suggestions from our stockholders.  The board of directors has established several means by which our stockholders may communicate with the board of directors.  If a stockholder has a concern relating to the governance practices, business ethics or corporate conduct of the Company, that concern should be submitted in writing to the Chairman of the Board, in care of the corporate Secretary, at our headquarters address.  All other stockholder communications will be forwarded to the particular director to whom it is addressed.

The business experience of each of the persons listed above during the past five years is as follows:

Guillermo R. Jordan, PhD has been our Chairman of the Board and Research and Development Director since 2006.  Dr. Jordan also was Professor, Author, Lecturer and Dean of the Graduate School at San Marcos University in Lima, Peru, from 1960 until his retirement in 2005.  Dr. Jordan manages our research and development activities and is a member of our Science Advisory Board as described above.  Dr. Jordan is the father of John C. Jordan, our Chief Executive Officer, President and Chief Financial Officer.

John C. Jordan has been our Chief Executive Officer, President, Chief Financial Officer and a director since 2006.  Prior to that, Mr. Jordan served in similar capacities with ACS Trading Corporation, a company dealing in agricultural commodities, fishmeal and raw materials for the pharmaceutical and health supplement industry, from 1994 until Vida Life acquired that corporation in May 2006.  From 1979 to 1994, Mr. Jordan was Vice President of Marketing and a director of Environmental Air Specialists, Inc., of San Francisco, California, a company specializing in environmental and air pollution control products.

Martha A. Jordan, PhD has been a director since 2006.  Dr. Jordan has been a professor at Garcilazo de la Vega University in Lima, Peru, since 1998.  Dr. Jordan also serves as a member of our Science Advisory Board together with her father, Dr. Guillermo R. Jordan, in which capacity she performs a majority of the research and development work on behalf of the Company.  Dr. Jordan is the sister of John C. Jordan, our Chief Executive Officer, President and Chief Financial Officer.

Marilyn Molyneux Jordan R.N., has been our Secretary and a director since 2006.  Ms. Jordan has also been a case manager at The Hartford Insurance Company in California in their Utilization Review Unit, in charge of reviewing workers compensation cases, since 2006.  Ms. Jordan served as a registered nurse manager for the Sacramento Medical Foundation from 2003 until 2006.  Ms. Jordan is the wife of John C. Jordan, our Chief Executive Officer, President and Chief Financial Officer.

Code of Ethics

We have not adopted any code of ethics that applies to any of its principal executive, principal financial, or principal accounting officers.  We expect that we may adopt such a code of ethics if and when we have more than just two employees and we are then able to determine that the cost involved in preparing a code of ethics, and instituting reporting procedures for potential violations of the code and procedures for obtaining waivers from the policies set forth in the code, would be offset by the potential benefits to the Company.

Committees of the Board of Directors; Audit Committee Financial Expert

Our board of directors does not have a standing audit committee and instead the entire board of directors fulfills the role of an audit committee.  Our common stock is listed on the OTC Bulletin Board and, as a result, we are not subject to the provisions of Section 10A of the Securities Exchange Act of 1934 that require all members of an audit committee (or directors performing the functions traditionally performed by an audit committee) to be independent.

The board of directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, serving on the board of directors at this time.  At this time, the board of directors has not been able to identify a candidate to serve on the board of directors of the Company who possess the background, training and skills necessary to qualify him or her as an “audit committee financial expert.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our common stock (collectively referred to as “statutory insiders”) to file with the SEC certain reports regarding their ownership of common stock or any changes in such ownership.  Our statutory insiders became subject to these filing requirements in November 2008.  Based on our own review, we believe that Dr. Guillermo R. Jordan, Marilyn Molyneux Jordan, Martha A. Jordan, and John C. Jordan each made late filings on Form 3 respecting to their ownership of our common stock.

In the case of John C. Jordan, an initial Form 3 reporting Mr. Jordan’s ownership of our common stock appears to have been due on November 11, 2008 but was filed on November 25, 2008.  In the case of Marilyn Molyneux Jordan, an initial Form 3 relating to Mrs. Jordan’s ownership of our common stock appears to have been due on November 11, 2008 but was filed on November 25, 2008.  In the case of Martha A. Jordan, an initial Form 3 relating to Ms. Jordan’s ownership of our common stock appears to have been due on November 11, 2008 but was filed on February 10, 2009.  Finally, in the case of Guillermo R. Jordan, an initial Form 3 relating to Mr. Jordan’s ownership of our common stock appears to have been due on November 11, 2008 but was filed on February 10, 2009.

ITEM 11	EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table sets forth the dollar value of all cash and non-cash compensation, for the years ended December 31, 2008 and 2007, awarded to (i) our Chief Executive Officer during fiscal 2008, and (ii) our other executive officers (other than our Chief Executive Officer) who served the Company and who received in excess of $100,000 in total compensation for a particular year (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation	Total
John C. Jordan Chief Executive Officer, President and Chief Financial Officer	2008	$ 240,000 (1)	0	0	$ 240,000
	2007	$ 220,000 (2)	0	0	$ 220,000

(1)	The named executive officer received $21,194 in cash compensation from the Company during fiscal 2008. The remaining $218,806 has been accrued.

(2)
The named executive officer did not receive payments of salary for his services in 2007.  Instead, pursuant to an agreement reached between the named executive officer and the Company, the named executive officer received an aggregate of 2,722,444 shares of our common stock in lieu of salary payments for 2007 and $114,340 in salary payments accrued during fiscal 2006.  These shares were issued to the named executive officer in March 2008.

Employment Agreements and Arrangements with Named Executive Officer

In fiscal 2006, we agreed to pay John C. Jordan, our Chief Executive Officer, President and Chief Financial Officer, a salary of $15,000 each month.  Nevertheless, we were unable to pay Mr. Jordan $114,340 of his annual salary for 2006 due to cashflow constraints.  As a result, we accrued officer compensation to Mr. Jordan in that amount as of the end of 2006.  In May 2007, we agreed to pay Mr. Jordan a salary of $20,000 per month but again were unable to pay Mr. Jordan his annual salary due to cashflow constraints.  In March 2008, we agreed with Mr. Jordan to settle the amounts owed him as then-accrued officer compensation, aggregating $334,340, through the issuance of 2,722,444 shares of common stock and cash compensation totaling $34,852.

For fiscal 2008, we similarly agreed to pay Mr. Jordan a salary of $20,000 per month.  In addition, we agreed to provide Mr. Jordan with a cash bonus, payable quarterly, in an amount equal to 10% of the gross fishmeal sales revenue of the Company upon the commencement of fishmeal manufacturing in India.  During fiscal 2008, we were again unable to pay Mr. Jordan his salary and we accordingly accrued an officer compensation payable in the amount of $240,000.  We did not accrue any amounts relating to the bonus arrangement we reached with Mr. Jordan based on the fact that we did not commence the production of fishmeal manufacturing in India, which production was a prerequisite to our obligation to make any bonus payment to Mr. Jordan.  Currently, we do not have any plans to settle the amounts we owe Mr. Jordan for his 2008 salary through the issuance of additional shares of common stock.

For fiscal 2009, we have agreed to maintain the current level of salary compensation for Mr. Jordan, which is $20,000 per month.  However, we have agreed to provide Mr. Jordan with a cash bonus, payable quarterly, in an amount equal to 10% of the gross sales revenue of the Company.  This bonus arrangement is intended to apply to all sales of the Company (not only fishmeal), and there is no contingency (such as the commencement of fishmeal manufacturing in India) placed upon our obligation to make the cash bonus payments to Mr. Jordan.

The Board of Directors of the Company has begun discussions with Mr. Jordan that are aimed at entering into an employment agreement.  The Company presently expects that any definitive agreement which it enters into with Mr. Jordan will contain base salary and bonus provisions materially consistent with the base salary and bonuses to which Mr. Jordan is currently entitled (as discussed above), in addition to certain payments and benefits upon Mr. Jordan’s retirement.  The Company also expects that any employment agreement would contain other customary terms and conditions, including provisions relating to the assignment of inventions, and restrictive covenants relating to the solicitation of Company customers and any future employees and entering into or participating in activities competitive with the Company.
Director Compensation

Our directors (except for those directors employed by the Company) are compensated with $500 per month for their services.  Currently, no additional amounts are paid for service on committees of our board of directors.  Subject to certain limitations, our directors are entitled to reimbursement for their expenses incurred in traveling to and from board meetings and for two nights of lodging expenses.  We may in the future determine to provide our directors with additional compensation.

Outstanding Equity Awards at Fiscal Year End

We had no outstanding options, warrants, unvested stock awards or equity incentive plan awards with respect to our named executive officers as of December 31, 2008.  In addition, we had no option, warrants, unvested stock awards or equity incentive plan awards outstanding with respect to our named executive officers as of the date of this filing.  We have not adopted any other bonus, profit sharing, or deferred compensation plan.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth certain information with respect to beneficial ownership of our common stock as of March 27, 2009 (on which date there were 13,380,898 shares of common stock outstanding), by:

•	each director of the Company
•	each named executive officer (see Item 11 above)
•	all current directors and executive officers of the Company as a group, and
•	each person or entity known by the Company to beneficially own more than 5% of our common stock.

Unless otherwise indicated in the table or its footnotes, each such person or entity has sole voting and investment power with respect to the shares of common stock set forth opposite their respective name.

Name	Number of Shares Beneficially Owned (1)	Percentage of Outstanding Shares (1)
John C. Jordan (2) 7046 Kentfield Drive Cameron Park, CA 95682	8,772,444	65.6%
Marilyn Molyneux Jordan (3) 7046 Kentfield Drive Cameron Park, CA 95682	8,772,444	65.6%
Dr. Guillermo R. Jordan (4) P.O. Box 4679 El Dorado Hills, CA 95682	0	*
Dr. Martha Alicia Jordan (5) P.O. Box 4679 El Dorado Hills, CA 95762	300,000	2.2%
All current directors and executive officers as a group (6) (four persons)	9,172,444	68.5%

*  indicates less than one percent.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days of the applicable record date, are deemed outstanding for computing the beneficial ownership percentage of the person holding such options or warrants but are not deemed outstanding for computing the beneficial ownership percentage of any other person.

(2)
John C. Jordan is our Chief Executive Officer, President, Chief Financial Officer and a director.  Marilyn Molyneux Jordan is the wife of John C. Jordan and is a director of the Company.  Mr. Jordan’s 8,772,444 shares includes 125,000 shares registered in the name of Marilyn Molyneux Jordan.  Mr. Jordan disclaims beneficial ownership over the securities held by Marilyn Molyneux Jordan.

(3)
Marilyn Molyneux Jordan is a director of the Company.  John C. Jordan is the husband of Marilyn Molyneux Jordan and is our Chief Executive Officer, President and Chief Financial Officer.  As described in footnote 2 above, the 8,772,444 shares includes 8,647,444 shares registered in the name of John C. Jordan.  Ms. Jordan disclaims beneficial ownership over the securities held by Mr. Jordan.

(4)	Dr. Guillermo R. Jordan is a director of the Company.

(5)	Dr. Martha A. Jordan is a director of the Company.

(6)	Includes John C. Jordan, Marilyn Molyneux Jordan, Dr. Guillermo R. Jordan and Dr. Martha A. Jordan.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related-Party Transactions

•
On February 13, 2007, we issued 100,000 shares of common stock to our Chairman (Guillermo R. Jordan) for consulting services rendered.  At Guillermo R. Jordan’s direction, the shares were issued to his daughter, Martha A. Jordan, who is also a director of the Company.  The shares issued in this transaction were valued at $.8625 per share, or $86,250.

•
On March 19, 2007, we delivered a promissory note (the “Note”) for $400,000 to one of our stockholders, Don Geralds.  The Note bears interest at the per annum rate of 10%, requiring quarterly interest-only payments, with the entire principal balance due March 19, 2009.  Interest expense related to the Note was $40,000 and $30,000 for the year ended December 31, 2008 and 2007, respectively.  The Note is secured by 1,000,000 shares of restricted stock owned by John C. Jordan, our President, Chief Executive Officer and Chief Financial Officer.  As further consideration for the Note, the Company issued a detachable stock warrant to the lender providing the right to purchase up to 200,000 shares of our common stock at $1.00 per share at any time during which the Note remained outstanding.  The proceeds of the Note were allocated to the Note and stock warrant, based on their relative fair values in accordance with Accounting Principles Board Opinion (APB) 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  Accordingly, $175,000 was allocated to the stock warrant as a discount to the Note and to additional paid-in capital.  The fair value of the stock warrant has been estimated as of the date the loan proceeds were received using the Black-Scholes pricing model using the risk-free rate of 4.46%, market price of $1.15 per share, exercise price of $1.00 per share, expected term of 2 years and a volatility rate of 155.33%.  On August 4, 2008, we entered into an agreement with the lender to extend the maturity date of the Note to March 19, 2010.

•
On March 3, 2008, we issued 2,722,444 shares of common stock to John C. Jordan, our Chief Executive Officer, President and Chief Financial Officer (and also a director of the Company) for unpaid officer compensation accrued during 2006-2008.  The shares issued in this transaction were valued at $0.11 per share, or $299,488.

•
On June 3, 2008, we issued 100,000 shares of common stock to our Chairman (Dr. Guillermo R. Jordan) for consulting services rendered.  At Guillermo R. Jordan’s direction, the shares were issued to his daughter, Martha A. Jordan, who is also a director of the Company.  The shares issued in this transaction were valued at the market price of our common stock on the date of issuance ($0.10 per share, or $10,000).

•
On June 3, 2008, we issued 100,000 shares of common stock to each Martha A. Jordan and Marilyn Molyneux Jordan (each of whom is a director of the Company) as an in-kind payment for director fees.  The shares issued in these transactions were valued at the market price of our common stock on the date of issuance ($0.10 per share, or $20,000).

Director Independence

We currently have four directors—John C. Jordan, Dr. Guillermo R. Jordan, Dr. Martha A. Jordan and Marilyn M. Jordan.  All of our directors are related family members and none of them are “independent” as that term is defined in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards.  However, we are not subject to those listing standards because our common stock is not listed for trading on the NASDAQ market.  In addition, no member of the board of directors is “independent” as that term is defined in Section 10A-3 of the Securities Exchange Act of 1934.

The board of directors does not have a standing audit, compensation or nominating committee.  Instead, the entire board of directors fulfills the functions traditionally performed by such committees.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by our principal independent registered public accounting firm for the fiscal years indicated were:

	2008	2007
Audit Fees	$69,027	$12,720
Audit-Related Fees	1,700	4,055
Tax Fees	1,600	-
All Other Fees	-	-

Total	$70,627	$16,755

Audit Fees.   The fees identified under this caption were for professional services rendered by Carver Moquist & O’Connor, LLC for fiscal years 2008 and 2007 in connection with the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q.  The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

Audit-Related Fees.  The fees identified under this caption were for assurance and related services that were related to the performance of the audit or review of our financial statements and were not reported under the caption “Audit Fees.” This category may include fees related to the performance of audits and attestation services not required by statute or regulations, and accounting consultations about the application of generally accepted accounting principles to proposed transactions.

Tax Fees.  The fees identified under this caption were for tax compliance, tax planning, tax advice and corporate tax services.  Corporate tax services encompass a variety of permissible services, including technical tax advice related to tax matters; assistance with withholding-tax matters; assistance with state and local taxes; preparation of reports to comply with local tax authority transfer pricing documentation requirements; and assistance with tax audits.

Approval Policy.  Our entire Board of Directors approves in advance all services provided by our independent registered public accounting firm.  All engagements of our independent registered public accounting firm in fiscal years 2007 and 2008 were pre-approved by the Board of Directors.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Exhibits

Exhibit No.	Description
2.1
Articles of Merger (incorporated by reference to Exhibit 2.1 to the registrant’s Amendment to Form 10 registration statement (Commission File No. 000-53237) (Form 10-12G/A) filed with the SEC on October 14, 2008).

2.2
Agreement of Merger (incorporated by reference to Exhibit 2.2 to the registrant’s Amendment to Form 10 registration statement (Commission File No. 000-53237) (Form 10-12G/A) filed with the SEC on October 14, 2008).

3.1
Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Amendment to Form 10 registration statement (Commission File No. 000-53237) (Form 10-12G/A) filed with the SEC on October 14, 2008).

3.2
Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Amendment to Form 10 registration statement (Commission File No. 000-53237) (Form 10-12G/A) filed with the SEC on October 14, 2008).

10.1
Loan Agreement (for $400,000 loan), as amended (incorporated by reference to Exhibits 10.1 and 10.2 to the registrant’s Amendment to Form 10 registration statement (Commission File No. 000-53237) (Form 10-12G/A) filed with the SEC on October 14, 2008).

10.2
Non Circumvention, Non Disclosure and Confidentiality Agreement with Heijyo Co., Ltd. (incorporated by reference to Exhibit 10.3 to the registrant’s Amendment to Form 10 registration statement (Commission File No. 000-53237) (Form 10-12G/A) filed with the SEC on October 14, 2008).

10.3
Memorandum of Understanding Confidential and Non Circumvention Agreement with Cappseals, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Amendment to Form 10 registration statement (Commission File No. 000-53237) (Form 10-12G/A) filed with the SEC on October 14, 2008).

31.1 *	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed electronically herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIDA LIFE INTERNATIONAL, LTD.

   /s/ John C. Jordan
John C. Jordan
Chief Executive Officer

Dated:  March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Position/Title	Date
/s/ John C. Jordan John C. Jordan	Chief Executive Officer (principal executive officer)	March 31, 2009
/s/ John C. Jordan John C. Jordan	Chief Financial Officer and Director (principal financial officer)	March 31, 2009
/s/ Marilyn Molyneux Jordan Marilyn Molyneux Jordan	Director	March 31, 2009
/s/ Dr. Martha A. Jordan Dr. Martha A. Jordan	Director	March 31, 2009