Form 10-Q
period 2009-03-31
VIDA LIFE INTERNATIONAL, LTD.
filed 2009-05-18
CIK 1435055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

|X|     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

OR

|_|    TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number 000-84290

VIDA LIFE INTERNATIONAL, LTD.

(Exact name of registrant as specified in its charter)

Nevada	20-5046886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7046 Kentfield Drive, Cameron Park, CA  95682
(Address of Principal Executive Offices)

(415) 738-2136
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                           Accelerated filer ☐
Non-accelerated filer ☐                                                                           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

As of May 7, 2009, there were 13,380,938 shares of the issuer’s common stock, $0.001 par value, outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

VIDA LIFE INTERNATIONAL, LTD.

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS

Current assets:
Cash and cash equivalents	$12,131	$32,891
Trade accounts receivable	1,500	-
Inventory	1,130	2,047

Total current assets	14,761	34,938

Property and equipment, net	6,451	7,228

Total assets	$21,212	$42,166

The accompanying notes are an integral part of these financial statements.

VIDA LIFE INTERNATIONAL, LTD.

UNAUDITED CONDENSED BALANCE SHEETS (continued)

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Current portion of note payable - shareholder, net	$317,396	$-
Trade accounts payable	53,291	30,172
Accrued expenses	13,269	12,101
Accrued directors’ fees	10,500	7,000
Accrued officer’s compensation	272,306	218,806

Total current liabilities	666,762	268,079

Note payable – shareholder, net, less current portion	-	296,745

Total liabilities	666,762	564,824

Shareholders’ deficit:
Common stock, $.001 par value; 50,000,000 shares authorized; 13,380,938 shares issued and outstanding at 3/31/09 and 12/31/08, respectively	13,380	13,380
Additional paid-in-capital	738,666	726,666
Accumulated deficit	(1,397,596)	(1,262,704)

Total shareholders’ deficit	(645,550)	(522,658)

Total liabilities and shareholders’ deficit	$21,212	$42,166

The accompanying notes are an integral part of these financial statements.

VIDA LIFE INTERNATIONAL, LTD.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2008

Net sales	$4,811	$116,269

Cost of good sold	2,450	100,622

Gross profit	2,361	15,647

Operating expenses	104,654	119,165

Operating loss	(102,293)	(103,518)

Other income (expense):
Interest income	52	1,982
Interest expense	(32,651)	(31,875)

Total other income (expense)	(32,599)	(29,893)

Net loss before income taxes	(134,892)	(133,411)

Income tax provision	-	-

Net loss	$(134,892)	$(133,411)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	13,380,938	10,888,437

The accompanying notes are an integral part of these financial statements.

VIDA LIFE INTERNATIONAL, LTD.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(134,892)	$(133,411)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	777	1,218
Amortization of debt discount	20,651	21,875
Related party exchange of stock for interest	12,000	-
Changes in operating assets and liabilities:
Accounts receivable	(1,500)	(97,641)
Inventory	917	98
Accounts payable	23,119	96,818
Accrued expenses	1,168	(5,571)
Accrued directors’ fees	3,500	4,500
Accrued officer’s compensation	53,500	54,000
Deferred revenue	-	(4,200)

Net cash flows used in operating activities	(20,760)	(62,314)

Cash flows from investing activities:
Purchases of property and equipment	-	(592)

Net cash flows used in investing activities	-	(592)

Net change in cash	(20,760)	(62,906)

Cash and cash equivalents, beginning of year	32,891	271,082

Cash and cash equivalents, end of year	$12,131	$208,176

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$10,000

Non-cash financing activities:
Discount of note payable due to detachable stock warrants	$20,651	$21,875

Issuance of common stock for services previously accrued	$-	$3,022,444

The accompanying notes are an integral part of these financial statements.

VIDA LIFE INTERNATIONAL, LTD.
Notes to Financial Statements
March 31, 2009

1.           BASIS OF PRESENTATION

The condensed balance sheets as of March 31, 2009 and December 31, 2008, the condensed statements of operations and cash flows for the three month periods ended March 31, 2009 and 2008 have been prepared by Vida Life International, Ltd. (the “Company”), without audit.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes for the years ended December 31, 2008 and 2007, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and 2007.

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenues and expenses during the reporting period.  The estimates and assumptions used in the accompanying condensed financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the time of the financials statement.  Actual results could differ from those estimates.

2.           LIQUIDITY/GOING CONCERN

The Company has incurred significant operating losses during its periods of operation. At March 31, 2009, the Company reports a negative working capital position of $652,001, an accumulated deficit of $1,397,596 and a shareholders’ deficit of $645,550. It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing or the ability of the Company to increase revenues.

In order to meet its working capital needs through the next twelve months, the Company plans to seek to obtain outside debt financing to support the planned increase in revenues resulting from new sales channels and products over the next year. However, the Company is uncertain such financing will be available on terms favorable to the Company, if at all.

3.           CONCENTRATION OF RISKS

Major Customers

The following is a schedule of significant sales to customers for the three months ended March 31, 2009 and 2008 and significant customer accounts receivable balances as of March 31, 2009 and 2008:

	2009		2008
Customer	Percent of Sales	Percent of A/R	Percent of Sales	Percent of A/R

A	84%	100%	-	-
B	-		91%	97%

Geographic Concentrations

Export sales as a percentage of total sales were 84% and 99% for the three months ended March 31, 2009 and 2008, respectively.  Export sales are attributed to the country where the product is shipped.  All export sales are negotiated, invoiced and paid in US dollars.  Export sales by country are as follows:

	2009	2008

United States	$771	$964
Japan	4,040	765
Turkey	-	-
Nigeria	-	105,105
Pakistan	-	7,475
Australia	-	476
Other	-	1,484
	$4,811	$116,269

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

On August 4, 2008, the shareholder agreed to amend the Note to extend the maturity date to March 19, 2010. No consideration was provided to the shareholder beyond the extension of the maturity date of the note and the detachable warrant. Consistent with the guidelines of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the amendment of the Note has been accounted for as an extinguishment of debt. Accordingly, the Company recorded the amended Note and detachable stock warrant at their fair values and recorded a gain from the extinguishment of the original Note and detachable stock warrant of $64,430 during the fiscal quarter ended September 30, 2008.

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

Interest expense related to the Note was $32,651 and $31,875 (which included non-cash discount amortization of $20,651 and $21,875, respectively) for the three months ended March 31, 2009 and 2008, respectively.

The following table summarizes the note payable - shareholder balance:

Balance December 31, 2006	$-
Gross Proceeds	400,000
Less: Discount allocated to the warrants	(175,000)
Add: Amortization of debt discount	58,333

Balance December 31, 2007	283,333
Add: Amortization of debt discount	54,298
Less: Extinguishment of debt	(337,631)
Add: Fair value of amended Note	265,201
Add: Amortization of amended Note discount	31,544

Balance December 31, 2008 (face value of $400,000)	296,745
Add: Amortization of amended Note discount	20,651

Balance March 31, 2009 (face value of $400,000)	$317,396

Scheduled maturities of note payable-shareholder are as follows for the years ended December 31:

2009	$-
2010	$400,000
$400,000

5.           SHAREHOLDERS’ DEFICIT

Common Stock:

On November 14, 2008, the Company issued 100,000 shares of common stock valued at the trading market price of the Company’s common stock on the date of issuance of $.03 per share or $3,000 to an unrelated company, for legal services rendered.

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

Stock Warrants Outstanding:

On March 19, 2007 we issued $200,000 of detachable stock warrants in connection with a Note payable-shareholder (see Note 4).

6.           RELATED PARTY TRANSACTIONS

In connection with the Note payable-shareholder (see Note 4), the Company paid interest to the shareholder in the amount of $10,000 during the three months ended March 31, 2008.  On March 21, 2009, the Company’s majority shareholder transferred 100,000 shares of his personal holdings of the Company’s common stock, valued at $12,000, to the note holder, on behalf of the Company, in lieu of paying the $10,000 cash interest payment due for the three-months ended March 31, 2009.  This transaction was recorded as an increase to additional paid-in-capital and interest expense.

7.           BUSINESS SEGMENTS

The Company’s operations are conducted primarily over two operating segments.  Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosure about Segments of an Enterprise and Related Information” requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items and total segment assets.  It requires the management approach in determining reportable business segments.  The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source for reportable segments.  Management has identified the fishmeal and health supplements segments to be their reportable business segments.

Information regarding our reportable business segments is as follows for the three months ended March 31:

Three Months Ended March 31, 2009	Fishmeal	Health Supplements	Corporate & Other	Total
Net Sales	$-	$4,811	$-	$4,811
Gross Profit	$-	$2,361	$-	$2,361
Operating Income (Loss)	$-	$2,361	$(104,654)	$(102,293)
Interest Income	$-	$-	$-	$-
Interest Expense	$-	$-	$32,651	$32,651
Depreciation & Amortization	$-	$101	$676	$777
Identifiable Net Assets	$-	$-	$6,451	$6,451

Three Months Ended March 31, 2008	Fishmeal	Health Supplements	Corporate & Other	Total
Net Sales	$105,765	$10,504	$-	$116,269
Gross Profit	$8,356	$7,291	$-	$15,647
Operating Income (Loss)	$8,356	$6,425	$(118,299)	$(103,518)
Interest Income	$-	$-	$-	$-
Interest Expense	$-	$-	$31,875	$31,875
Depreciation & Amortization	$-	$313	$905	$1,218
Identifiable Net Assets	$-	$4,387	$6,075	$10,462

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

8.           COMMITMENT

On October 30, 2008, the Board of Directors agreed to provide an employment agreement for the CEO. As of the date of this report, the terms of this agreement have not been completely defined.

9.           RECENT ACCOUNTING DEVELOPMENTS

In April of 2009, the Financial Accounting Standards Board (FASB) issued FSP FAS 107-1, APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1, APB 28-1”).  FSP FAS 107-1, APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments.  FSP FAS 107, APB 28-1 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company in the second quarter of 2009. The Company currently does not expect adoption of this standard to have a material effect on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which became effective January 1, 2009 via prospective application to business combinations. This Statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The Company adopted this Statement on January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R).

  Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below should be read in conjunction with our audited financial statements, and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on April 1, 2009.

Forward-Looking Statements

Some of the statements made in this section of our report are forward-looking statements. These forward-looking statements generally relate to and are based upon our current plans, expectations, assumptions and projections about future events.  Our management currently believes that the various plans, expectations, and assumptions reflected in or suggested by these forward-looking statements are reasonable.  Nevertheless, all forward-looking statements involve risks and uncertainties and our actual actions or future results may be materially different from the plans, objectives or expectations, or our assumptions and projections underlying our present plans, objectives and expectations, which are expressed in this report.  Examples of specific factors that might cause our actual results to differ from our current expectations include but are not limited to:

•	Our need for additional financing to fund operations and capital expansion of our fishmeal business

•	Our inability to successful market and develop our heating technologies and fertilizing products

•      Our inability to protect our intellectual property and developing technologies, or

•      Our inability, for any reason, to retain our executive management personnel.

The foregoing list is not exhaustive.  In light of the foregoing, prospective investors are cautioned that the forward-looking statements included in this filing may ultimately prove to be inaccurate—even materially inaccurate.  Because of the significant uncertainties inherent in such forward-looking statements, the inclusion of such information should not be regarded as a representation or warranty by Vida Life International, Ltd. or any other person that our objectives, plans, expectations or projections that are contained in this filing will be achieved in any specified time frame, if ever.

General Overview

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

We have developed a diversified array of innovative technologies and related products for personal health care, plant fertilization and animal nutrition, in addition to energy-efficient technologies and products.  Currently, our operations are divided into four strategic segments:

•	Fishmeal – we buy and resell fishmeal for use as a high-protein ingredient in animal feed and organic fertilizer.

•	Health Supplements – we develop, produce and sell health supplements that incorporate fish oil and multiple herbs (primarily from South America) as ingredients.

•	Heating Technology – we are developing energy-efficient products based on a novel patent-pending heating technology.

•	Fertilizing – we are in the process of field testing new organic fish fertilizers for plants.

Of the four segments noted above, we presently report segment results from fishmeal and health supplements only.  We have determined that the heating technology and fertilizing segments were not reportable segments due to their stage of development and insignificance to overall operations.  Our mission is to be a producer of high-quality fishmeal, animal feed, nutritional and natural health supplements and organic fish fertilizers, to be distributed on a worldwide basis.  We also generally intend to develop and commercialize innovative technologies and products that may diversify our products and services.  For example, our “Heating Technology” business is focused on exploiting (through manufacture, distribution and sale of one or more products) a novel heating technology invented in Japan, with respect to which we have obtained worldwide rights for commercialization and applied for a U.S. patent.  We obtained these rights from a sublicense grant made by our Chief Executive Officer, John C. Jordan, who had earlier obtained such rights from a third party.  Presently, we are developing for commercialization a tankless water heater and portable room heater utilizing this technology.

Results of Operations for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Segment Results

	Fishmeal	Health Supplements	Corporate	Total
Three Months Ended March 31, 2009
Revenues	$-	$4,811	$-	$4,811
Gross Profit	$-	$2,361	$-	$2,361
Operating income (loss)	$-	$2,361	$(104,654)	$(102,293)
Interest income	$-	$-	$-	$-
Interest expense	$-	$-	$32,651	$32,651
Depreciation & amortization	$-	$101	$676	$777
Identifiable assets	$-	$-	$6,451	$6,451

Three Months Ended March 31, 2008
Revenues	$105,765	$10,504	$-	$116,269
Gross Profit	$8,356	$7,291	$-	$15,647
Operating income (loss)	$8,356	$6,425	$(118,299)	$(103,518)
Interest income	$-	$-	$-	$-
Interest expense	$-	$-	$31,875	$31,875
Depreciation & amortization	$-	$313	$905	$1,218
Identifiable assets	$-	$4,387	$4,387	$10,462

Revenues

Revenues for the three-month period ended March 31, 2009 were $4,811, which compares to $116,269 for the three-month period ended March 31, 2008, and represents a 96% decrease.  The decrease in total revenues was mainly attributable to a lack of fishmeal sales this quarter, as compared to fishmeal sales for the three-month period ended March 31, 2008.

Revenues from fishmeal decreased during the 2009 period to $0 compared to $105,765 in the 2008 period, primarily because of a lack of saleable fishmeal available to sell to current clients.  In general, our fishmeal operations have been hampered by difficulties in procuring fishmeal in the open market to fill orders from customers and potential customers.  This difficulty has arisen mainly due to the continued global demand for fishmeal, stagnant production and higher asking prices for available fishmeal.  In addition, our operations in general and our fishmeal operations in particular continue to be negatively impacted by our lack of sufficient financing.  This lack of financing has indefinitely delayed our plans to build or participate in the building of a fishmeal processing facility, and has prohibited us from purchasing fishmeal on the spot market for resale in a manner that has been economically feasible.  For the foreseeable future, we expect that given our continuing lack of a fishmeal manufacturing facility and ability to effectively procure fishmeal for resale, we will continue to experience difficulties attempting to purchase and sell fishmeal at profitable prices.

Revenues from health supplements were down $5,693 during the three-month period ended March 31, 2009 in comparison to the three-month period ended March 31, 2008, totaling $4,811 compared to $10,504, respectively.  For the remainder of 2009, we expect that our supplement sales will increase as distributors in other countries, primarily Japan, obtain all their necessary approvals for the import of our products into their countries.

Gross Profit

Our overall gross profit as a percentage of sales increased from approximately 13.46% for the period ended March 31, 2008 to approximately 49.08% for the period ended March 31, 2009.  This increase was attributable to a change in the product mix of our sales in the three months ended March 31, 2009, with proportionately more revenues generated in the health supplements segment.  The resale of fishmeal is generally a lower-margin business.

Operating Expenses

Operating expenses decreased $14,511 in the first quarter of 2009 from $119,165 in 2008 to $104,654 in 2009.  The primary reason for the decrease was lower research and development expenses, lower legal fees related to patent-related matters and less travel expenses.

As indicated in our Annual Report on Form 10-K for the year ended December 31, 2008, we expect that compensation expense arising from share issuances to our executive management and consultants to compensate for services rendered during 2009 will increase as compared to 2008 as we strive to conserve our cash resources for other revenue-related and operating expenses anticipated in 2009.  Furthermore, we do not anticipate hiring employees in the near future and expect instead, where necessary or appropriate, to rely on services provided by consultants through at least fiscal 2009.  In this regard, we expect that we may continue to compensate consultants with issuance of stock.

Interest Expense

Interest expense increased marginally to $32,651 for the three months ended March 31, 2009 versus $31,875 for the three-month period ended March 31, 2008.

Net Loss

As a result of the above, our net loss increased slightly for the three months ended March 31, 2009 to $134,892 as compared to a net loss of $133,411 for the three months ended March 31, 2008.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Three Months Ended March 31,
	2009	2008

Cash flows provided (used) by :
Operating activities	$(20,760)	$(62,314)
Investing activities	-	(592)
Financing activities	-	-
Net increase in cash	(20,760)	(62,906)
Cash, beginning of period	32,891	271,082
Cash, end of period	$12,131	$208,176

The Company used $20,760 of cash from operating activities in the three months ended March 31, 2009.  Cash used for operations included a net loss of $134,892 which included $33,428 of non-cash expenses for depreciation and amortization and a related party transfer of common stock in lieu of an interest payment.  Changes in operating assets and liabilities affecting cash primarily included increases in accounts payable of $23,119 and accrued officer’s compensation of $53,500.  The increase in accounts payable and accrued officer’s compensation resulted from the Company’s continued efforts to conserve cash.

The Company used $62,314 of cash from operating activities in the three months ended March 31, 2008.  Cash used for operations primarily included loss of $133,411, which included $23,093 of non-cash expenses for depreciation and amortization.  Changes in operating assets and liabilities affecting cash primarily included increases in accounts receivable of $97,641, accounts payable of $96,818 and accrued officer’s compensation of $54,000.

As of March 31, 2009, we had $12,131 in cash on hand and current liabilities of $666,762.  In comparison, as of March 31, 2008, we had $208,176 in cash and cash equivalents and current liabilities of $541,844.  As of the date of this filing, our management believes we have sufficient capital to continue operations through June 30, 2009.  Thereafter, we expect we will require additional capital.  Our current forecast for financing needs is largely based on our estimate of revenues and our estimate of expenses we will incur.  In this regard, we note that our current forecasts are largely based on our limited prior experience and proposed budgets proposed by our professional service providers and consultants.  If our actual expenses significantly exceed our present expectations we will likely require additional financing prior to June 30, 2009.

We estimate our financing needs to be approximately $100,000 annually to fund operations ($8,000 - $10,000 per month) and approximately $3 million to fund the capital expansion (land, building, equipment and boats) of the fishmeal business, which is expected to generate a sufficient amount of cash to fund the other operations of the Company.

Once additional financing is needed, we cannot be certain that any required additional financing will be available on terms favorable to us, if at all.  This is especially true in light of the current poor state of the U.S. capital markets and the general economic downturn that has occurred.  Presently, we anticipate that additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities, loans from banks or other financial institutions, or from affiliates of the Company.  We cannot, however, be certain that any such financing will be available on terms favorable to us, if at all.

If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then the ownership interest of our existing stockholders will be (or could be, in the case of warrants) diluted.  If additional funds are raised by the issuance of debt or preferred equity instruments, we may become subject to certain operational limitations, and such securities would have rights senior to the rights of our common shareholders.  If adequate funds are not available on acceptable terms, we may be unable to expand, develop or enhance products or to respond to competitive pressures, or we may be required to abandon our business or our status as a public reporting company.

Our primary non-cash assets at March 31, 2009 was intellectual-property rights, consisting of proprietary product formulations, trade secrets, patents pending and trademarks, which together form the foundation for our health supplement product offerings.

Going Concern

For the three months ended March 31, 2009, we incurred a net operating loss and negative cash flows from operations.  As of March 31, 2009, we had an accumulated deficit of $1,397,596.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this filing do not include any adjustments related to recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result, should we be unable to continue as a going concern.  Our ability to continue as a going concern ultimately depends on achieving profitability, producing revenues or raising additional capital to sustain operations.  Although we intend to obtain additional financing to meet our cash needs and to support the revenue-generating process, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, nor are we a party to any contract or other obligation not included on its balance sheet that has, or is reasonably likely to have, a current or future effect on our financial condition.

Critical Accounting Policies

For detailed information on our critical accounting policies and estimates, please see our financial statements and notes thereto included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008 that was filed with the SEC on April 1, 2009.  There have been no material changes to our critical accounting policies and estimates from those disclosed in our report Form 10-K.

Recent Accounting Developments

In April of 2009, the Financial Accounting Standards Board (FASB) issued FSP FAS 107-1, APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1, APB 28-1”).  FSP FAS 107-1, APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments.  FSP FAS 107, APB 28-1 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company in the second quarter of 2009. The Company currently does not expect adoption of this standard to have a material effect on its consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which became effective January 1, 2009 via prospective application to business combinations. This Statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The Company adopted this Statement on January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R).

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T.  Controls and Procedures.

Management’s Report On Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2009, the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2009 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act because of material weaknesses relating to internal controls as described in Item 9A (T) of the Company’s Form 10-K for the year ended December 31, 2008.

Notwithstanding the material weaknesses that existed as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer has concluded that the financial statements included in this Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Changes in Internal Controls

During the fiscal quarter ended March 31, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A(T) of the Company’s Form 10-K for the year ended December 31, 2008, have not been fully remediated. We are committed to finalizing our remediation action plan and implementing the necessary enhancements to our policies and procedures to fully remediate the material weaknesses discussed above.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

There have been no material changes to our risk factors and uncertainties during or since the period covered by this report.  For a discussion of risk factors applicable to Vide Life International, Ltd. and its business, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on April 1, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIDA LIFE INTERNATIONAL, LTD

Date: May 15, 2009	By:	/s/ John C. Jordan
John C. Jordan
Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002