Form 10-Q
period 2009-06-30
VIDA LIFE INTERNATIONAL, LTD.
filed 2009-08-13
CIK 1435055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

|X|     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

As of July 31, 2009, there were 13,480,938 shares of the issuer’s common stock, $0.001 par value, outstanding.

VIDA LIFE INTERNATIONAL, LTD.

VIDA LIFE INTERNATIONAL, LTD.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)

Current assets:
Cash and cash equivalents	$4,696	$32,891
Trade accounts receivable	1,500	-
Inventory	1,225	2,047
Prepaid expenses	4,666	-

Total current assets	12,087	34,938

Property and equipment, net	6,693	7,228

Total assets	$18,780	$42,166

The accompanying notes are an integral part of these financial statements.

VIDA LIFE INTERNATIONAL, LTD.

UNAUDITED CONDENSED BALANCE SHEETS (continued)

LIABILITIES AND SHAREHOLDERS’ DEFICIT	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)

Current liabilities:
Current portion of note payable - shareholder, net	$338,047	$-
Trade accounts payable	59,070	30,172
Accrued expenses	25,270	12,101
Loan payable to shareholder/officer	10,000	-
Accrued directors’ fees	14,000	7,000
Accrued officer’s compensation	330,306	218,806

Total current liabilities	776,693	268,079

Note payable - shareholder, net	-	296,745

Total liabilities	776,693	564,824

Shareholders’ deficit:
Common stock, $.001 par value; 50,000,000 shares authorized; 13,480,938 and 13,380,938 shares issued and outstanding at 6/30/09 and 12/31/08, respectively	13,480	13,380
Additional paid-in-capital	745,566	726,666
Accumulated deficit	(1,516,959)	(1,262,704)

Total shareholders’ deficit	(757,913)	(522,658)

Total liabilities and shareholders’ deficit	$18,780	$42,166

The accompanying notes are an integral part of these financial statements.

VIDA LIFE INTERNATIONAL, LTD.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2009	2008	2009	2008

Net sales	$2,367	$1,526	$7,178	$117,795

Cost of goods sold	524	850	2,974	101,472

Gross profit	1,843	676	4,204	16,323

Operating expenses	90,555	116,938	195,209	236,103

Operating loss	(88,712)	(116,262)	(191,005)	(219,780)

Other income (expense):
Interest income	-	764	52	2,746
Interest expense	(30,651)	(31,875)	(63,302)	(63,750)

Total other income (expense)	(30,651)	(31,111)	(63,250)	(61,004)

Net loss before income taxes	(119,363)	(147,373)	(254,255)	(280,784)

Income tax provision	-	-	-	-

Net loss	$(119,363)	$(147,373)	$(254,255)	$(280,784)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Basic and diluted weighted average common shares outstanding	13,425,993	13,069,909	13,403,590	11,979,173

The accompanying notes are an integral part of these financial statements.

VIDA LIFE INTERNATIONAL, LTD.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(254,255)	$(280,784)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,583	2,452
Amortization of debt discount	41,302	43,750
Related party exchange of stock for interest	12,000	-
Common stock issued for services	7,000	-
Changes in operating assets and liabilities:
Accounts receivable	(1,500)	6,901
Prepaids	(4,666)	-
Inventory	822	(605)
Accounts payable	28,898	13,521
Accrued expenses	13,169	(17,397)
Accrued directors’ fees	7,000	7,500
Accrued officer’s compensation	111,500	98,052
Deferred revenue	-	(4,200)

Net cash flows used in operating activities	(37,147)	(130,810)

Cash flows from investing activities:
Purchases of property and equipment	(1,048)	(1,075)

Net cash flows used in investing activities	(1,048)	(1,075)

Cash flows from financing activities:
Loan from shareholder/officer	10,000	-

Net cash flows provided by financing activities	10,000	-

Net change in cash	(28,195)	(131,885)

Cash and cash equivalents, beginning of year	32,891	271,082

Cash and cash equivalents, end of year	$4,696	$139,197

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$-	$30,000

Non-cash financing activities:

Issuance of common stock for services previously accrued	$-	$329,488

The accompanying notes are an integral part of these financial statements.

VIDA LIFE INTERNATIONAL, LTD.

Notes to Financial Statements
June 30, 2009

1.           BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Vida Life International, Ltd. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC).  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes for the years ended December 31, 2008 and 2007, which are included in the Company’s Annual Report on Form 10-K for the years ended December 31, 2008 and 2007.

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenues and expenses during the reporting period.  The estimates and assumptions used in the accompanying condensed financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements.  Actual results could differ from those estimates.

2.           LIQUIDITY/GOING CONCERN

The Company has incurred significant operating losses during its periods of operation.  At June 30, 2009, the Company reports a negative working capital position of $764,606, an accumulated deficit of $1,516,959 and a shareholders’ deficit of $757,913.  It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing or the ability of the Company to increase revenues.  The Company is actively seeking opportunities to obtain additional financing.  Nevertheless, the Company is uncertain such financing will be available on terms favorable to the Company, if at all.

VIDA LIFE INTERNATIONAL, LTD.

3.           CONCENTRATION OF RISKS

Major Customers

The following is a schedule of significant sales to customers for the six months ended June 30, 2009 and 2008, and significant customer accounts receivable balances as of June 30, 2009 and 2008:

	2009		2008
Customer	Percent of Sales	Percent of A/R	Percent of Sales	Percent of A/R

A	56%	100%	-	-
B	11%	-	-	-
C	-	-	90%	-

Geographic Concentrations

Export sales as a percentage of total sales were 72% and 96% for the six months ended June 30, 2009 and 2008, respectively.  Export sales are attributed to the country where the product is shipped.  All export sales are negotiated, invoiced and paid in US dollars.  Export sales by country are as follows:

	2009	2008

United States	$2,008	$4,533
Mexico	371	-
Japan	4,040	765
Pakistan	-	7,178
Australia	759	-
Nigeria	-	105,000
Other	-	319
	$7,178	$117,795

4.           NOTE PAYABLE - SHAREHOLDER

On March 19, 2007, the Company delivered a promissory note (the “Note”) in the principal amount of $400,000 to one of its shareholders for a loan in said amount.  The Note bears interest at 10% per annum, requiring quarterly interest payments only, with the entire principal balance originally due March 19, 2009.  The Note is secured by 1,000,000 shares of restricted common stock.  As further consideration for the Note, the Company issued a detachable stock warrant to the shareholder, providing the shareholder the right to purchase up to 200,000 shares of the Company’s common stock at $1.00 per share at any time during the duration of the Note.  The proceeds of the Note were allocated to the Note and stock warrant, based on their relative fair values in accordance with Accounting Principles Board Opinion (APB) 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  Accordingly, $175,000 was originally allocated to the stock warrant as a discount to the Note.

On August 4, 2008, the shareholder agreed to amend the Note to extend the maturity date to March 19, 2010.  No consideration was provided to the shareholder beyond the extension of the maturity date of the Note and the detachable warrant.  Consistent with the guidelines of Emerging Issue Task Force (EITF) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” the amendment of the Note has been accounted for as an extinguishment of debt.  Accordingly, the Company recorded the amended Note and detachable stock warrant at their fair values and recorded a gain from the extinguishment of the original Note and detachable stock warrant of $64,430 during the fiscal quarter ended September 30, 2008.

In accordance with APB 14 and as noted above, the amended Note and detachable stock warrant were recorded at their fair value at $265,201 and $8,000, respectively.  The difference of $134,799 between the fair value of the amended Note and its face value has been recorded as a discount to the amended Note and will be amortized to the amended Note and interest expense over the remaining term of the Note using the effective interest rate method.  The fair value of the detachable stock warrant was recorded as an adjustment to the gain on extinguishment of debt and to additional paid-in capital.  The fair value of the detachable stock warrant was estimated as of the date of the amended Note using the Black-Scholes pricing model with the following assumptions:  (i) the risk-free interest rate of 2.42%; (ii) market price of the underlying stock of $0.10 per share; (iii) expected term of 1.5 years; and (iv) a volatility rate of 180%.

Interest expense related to the Note and the amortization of the debt discount was $30,651 and $31,875 for the three months ended June 30, 2009 and 2008, respectively.  Interest expense related to the Note and the amortization of the debt discount was $63,302 and $63,750 for the six months ended June 30, 2009 and 2008, respectively.

The following table summarizes the note payable - shareholder balance:

Balance December 31, 2006	$-
Gross Proceeds	400,000
Less: Discount allocated to the warrants	(175,000)
Add: Amortization of debt discount	58,333

Balance December 31, 2007	283,333
Add: Amortization of debt discount	54,298
Less: Extinguishment of debt	(337,631)
Add: Fair value of amended Note	265,201
Add: Amortization of amended Note discount	31,544

Balance December 31, 2008	296,745
Add: Amortization of amended Note discount	41,302

Balance June 30, 2009 (face value of $400,000)	$338,047

Scheduled maturities of note payable-shareholder are as follows for the years ended December 31:

2009	$-
2010	400,000
$400,000

VIDA LIFE INTERNATIONAL, LTD.

5.           SHAREHOLDERS DEFICIT

Common Stock:

On May 21, 2009, the Company issued 100,000 shares of common stock valued at the trading market price of the Company’s common stock on the date of issuance ($0.07 per share or $7,000 in the aggregate) to an unrelated party for professional services rendered.

Stock Warrants Outstanding:

On March 19, 2007, the Company issued a detachable stock warrant for the purchase of up to 200,000 shares of common stock, at the per-share price of $1.00, in connection with a loan transaction (see Note 4).

VIDA LIFE INTERNATIONAL, LTD.

6.          BASIC AND DILUTED EARNINGS PER SHARE

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” ("SFAS 128"). SFAS 128 requires companies to compute earnings per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock outstanding during the period increased by potentially dilutive common shares.  Potentially dilutive common shares include stock warrants.  Dilution is determined using the treasury stock method.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008
Basic earnings per share calculation:
Net loss to common shareholders	$(119,363)	$(147,373)	$(254,255)	$(280,784)

Weighted average of common shares
outstanding	13,425,993	13,069,909	13,403,590	11,979,173

Basic net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Diluted earnings per share calculation:
Net loss to common shareholders	$(119,363)	$(147,373)	$(254,255)	$(280,784)

Weighted average of common shares
outstanding	13,425,993	13,069,909	13,403,590	11,979,173
Warrants (1)	-	-	-	-
Diluted weighted average common shares
outstanding	13,425,993	13,069,909	13,403,590	11,979,173

Diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

(1)
The 200,000 shares of warrants outstanding were anti-dilutive due to the Company’s net loss for the three and six months ended June 30, 2009 and 2008, therefore they have been excluded from the calculation.

VIDA LIFE INTERNATIONAL, LTD.

7.           RELATED PARTY TRANSACTIONS

Exchange of Stock for Interest:

In connection with the Note payable - shareholder (see Note 4), on March 21, 2009, the Company’s majority shareholder transferred 100,000 shares of his personal holdings of the Company’s common stock, valued at $12,000, to the noteholder, on behalf of the Company, in lieu of the Company paying a $10,000 cash interest payment due at the time.  This transaction was recorded as an increase to additional paid-in-capital and interest expense.

Loan Payable to Shareholder/Officer:

On June 5, 2009, the Company’s majority stockholder loaned $10,000 to the Company to fund working capital requirements.  The entire balance remains outstanding as of June 30, 2009.  This loan has an interest rate of 17%, with principal and interest due on demand.

Accrued Officer’s Compensation:

For the six month periods ended June 30, 2009 and 2008, the Company accrued compensation expense of $120,000 to its Chief Executive Officer.  For the three month periods ended June 30, 2009 and 2008, the Company accrued compensation expense of $60,000 to its Chief Executive Officer.  Total accrued officer’s compensation as of June 30, 2009 and December 31, 2008 was $330,306 and $218,806, respectively.

Accrued Director’s Fees:

Director fees, included in operating expenses, totaled $9,000 and $9,511 for the six months ended June 30, 2009 and 2008, respectively.  Director fees, included in operating expenses, totaled $4,500 and $5,011 for the three months ended June 30, 2009 and 2008, respectively. At June 30, 2009 and December 31, 2008, the Company has recorded accrued directors’ fees of $14,000 and $7,000, respectively.

VIDA LIFE INTERNATIONAL, LTD.

8.           BUSINESS SEGMENTS

The Company’s operations are conducted primarily over two operating segments.  Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosure about Segments of an Enterprise and Related Information,” requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items and total segment assets.  SFAS No. 131 dictates management’s approach in determining reportable business segments.  In particular, management must identify reportable segments on the basis of the internal organization used by management for making operating decisions and assessing performance of the businesses.  In this regard, management has identified the fishmeal and health supplement segments to be their reportable business segments. Incidental sales from non-reportable segments are reflected in corporate and other in the segment information table below.

Information regarding the Company’s segments is as follows for the three and six months ended June 30, 2009 and 2008 respectively:

Six Months Ended June 30, 2009	Fishmeal	Health Supplements	Corporate & Other	Total
Net Sales	$-	$5,678	$1,500	$7,178
Gross Profit	$-	$3,704	$500	$4,204
Operating Income (Loss)	$-	$3,503	$(194,508)	$(191,005)
Interest Income	$-	$-	$52	$52
Interest Expense	$-	$-	$63,302	$63,302
Depreciation & Amortization	$-	$201	$1,382	$1,583
Identifiable Net Assets	$-	$3,536	$15,244	$18,780

Six Months Ended June 30, 2008	Fishmeal	Health Supplements	Corporate & Other	Total
Net Sales	$105,765	$12,030	$-	$117,795
Gross Profit	$8,356	$7,967	$-	$16,323
Operating Income (Loss)	$8,356	$5,861	$(233,997)	$(219,780)
Interest Income	$-	$-	$2,746	$2,746
Interest Expense	$-	$-	$63,750	$63,750
Depreciation & Amortization	$-	$625	$1,827	$2,452
Identifiable Net Assets	$-	$4,387	$148,224	$152,611

Three Months Ended June 30, 2009	Fishmeal	Health Supplements	Corporate & Other	Total
Net Sales	$-	$2,367	$-	$2,367
Gross Profit	$-	$1,843	$-	$1,843
Operating Income (Loss)	$-	$1,278	$(89,990)	$(88,712)
Interest Income	$-	$-	$-	$-
Interest Expense	$-	$-	$30,651	$30,651
Depreciation & Amortization	$-	$100	$706	$806
Identifiable Net Assets	$-	$3,536	$15,244	$18,780

Three Months Ended June 30, 2008	Fishmeal	Health Supplements	Corporate & Other	Total
Net Sales	$-	$1,526	$-	$1,526
Gross Profit	$-	$676	$-	$676
Operating Income (Loss)	$-	$181	$(116,443)	$(116,262)
Interest Income	$-	$-	$764	$764
Interest Expense	$-	$-	$31,875	$31,875
Depreciation & Amortization	$-	$312	$922	$1,234
Identifiable Net Assets	$-	$4,387	$148,224	$152,611

Fishmeal is sold primarily as a high protein feed ingredient for animal feed.  It is typically sold in large bulk shipments using outside contractors to process and package the product to the Company’s specifications.  Health supplements and related raw materials are inventoried, packaged and sold in much smaller cases and quantities.  These items have typically gone through extensive design and development to achieve the desired formulation.

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

VIDA LIFE INTERNATIONAL, LTD.

9.           COMMITMENT

On October 30, 2008, the Board of Directors agreed in principle to enter into an employment agreement with the Chief Executive Officer.  On May 15, 2009, the Board of Directors further agreed to enter into an employment agreement with the Chief Executive Officer prior to seeking outside debt financing.  As of the date of this report, no employment agreement has been entered into nor have the material terms of such agreement been agreed upon.

10.           RECENT ACCOUNTING DEVELOPMENTS

In May 2009, the FASB has issued SFAS No. 165, “Subsequent Events.”  This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for the Company in the second quarter of 2009.  The adoption of SFAS No. 165 did not have a material impact on the Company’s financial statements.  The Company has assessed and disclosed reportable subsequent events, if any, as of August 10, 2009 with the issuance of its Unaudited Condensed Financial Statements for the quarterly period ended June 30, 2009.

In June 2009, the FASB has issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 168 replaces SFAS No.162 and establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority.  SFAS No. 168 becomes effective for the Company for the third quarter of 2009.  The Company does not expect that the adoption of SFAS No. 168 will have any effect on the Company’s financial statements.

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

Forward-Looking Statements

Some of the statements made in this section of our report are forward-looking statements. These forward-looking statements generally relate to and are based upon our current plans, expectations, assumptions and projections about future events.  Our management currently believes that the various plans, expectations, and assumptions reflected in or suggested by these forward-looking statements are reasonable.  Nevertheless, all forward-looking statements involve risks and uncertainties and our actual actions or future results may be materially different from the plans, objectives or expectations, or our assumptions and projections underlying our present plans, objectives and expectations, which are expressed in this report.  Examples of specific factors that might cause our actual results to differ from our current expectations include but are not limited to:

•	Our need for additional financing to fund operations and capital expansion of our fishmeal business

•	Our inability to successfully market and develop our heating technologies and fertilizing products

•	Our inability to protect our intellectual property and developing technologies, or

•	Our inability, for any reason, to retain our executive management personnel.

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

VIDA LIFE INTERNATIONAL, LTD.

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

We have developed a diversified array of innovative technologies and related products for personal health care, plant fertilization and animal nutrition, in addition to energy-efficient technologies and products.  Currently, our operations are divided into four strategic segments:

•	Fishmeal – we buy and resell fishmeal for use as a high-protein ingredient in animal feed and organic fertilizers.

•	Health Supplements – we manufacture and sell health supplements that incorporate fish oil and multiple herbs (primarily from South America) as ingredients.

•	Heating Technology – we are developing energy-efficient products based on a novel patent-pending heating technology.

•	Fertilizing – we have completed the development of organic fish-based plant fertilizers for commercial sale, and are presently involved in marketing our fertilizing products.

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

VIDA LIFE INTERNATIONAL, LTD.

Results of Operations

For the Six Months Ended June 30, 2009 and 2008
Segment Results

	Fishmeal	Health Supplements	Corporate & Other	Total
Six Months Ended June 30, 2009
Revenues	$-	$5,678	$1,500	$7,178
Gross Profit	$-	$3,704	$500	$4,204
Operating income (loss)	$-	$3,503	$(194,508)	$(191,005)
Interest income	$-	$-	$52	$52
Interest expense	$-	$-	$63,302	$63,302
Depreciation & amortization	$-	$201	$1,382	$1,583
Identifiable net assets	$-	$3,536	$15,244	$18,780

Six Months Ended June 30, 2008
Revenues	$105,765	$12,030	$-	$117,795
Gross Profit	$8,356	$7,967	$-	$16,323
Operating income (loss)	$8,356	$5,861	$(233,997)	$(219,780)
Interest income	$-	$-	$2,746	$2,746
Interest expense	$-	$-	$63,750	$63,750
Depreciation & amortization	$-	$625	$1,827	$2,452
Identifiable net assets	$-	$4,387	$148,224	$152,611

Revenues

Revenues for the six-month period ended June 30, 2009 were $7,178, which compares to $117,795 for the six-month period ended June 30, 2008, and represents a 94% decrease.

The decrease in total revenues was mainly attributable to a lack of fishmeal sales during the most recent six-month period as compared to $105,765 of fishmeal sales for the six-month period ended June 30, 2008.  This decrease primarily resulted from difficulties in procuring fishmeal to fill orders from customers and potential customers.  This difficulty has arisen mainly due to the continued global demand for fishmeal, stagnant production and higher asking prices for available fishmeal.

In addition, our operations in general and our fishmeal operations in particular continue to be negatively impacted by our lack of sufficient financing.  This lack of financing has indefinitely delayed our plans to build or participate in the building of a fishmeal processing facility, and has prohibited us from purchasing fishmeal on the spot market for resale in a manner that has been economically feasible.  For the foreseeable future we expect that, given our continuing lack of a fishmeal manufacturing facility and our inability to consistently procure fishmeal for resale, we will continue to experience difficulties attempting to purchase and sell fishmeal at profitable prices.

Revenues from health supplements were down $6,352 during the six-month period ended June 30, 2009 in comparison to the six-month period ended June 30, 2008, totaling $5,678 compared to $12,030, respectively.  For the remainder of 2009, we expect that our supplement sales will increase as distributors in other countries, primarily Japan, obtain all their necessary approvals for the import of our products into their countries.

VIDA LIFE INTERNATIONAL, LTD.

Gross Profit

Our overall gross profit as a percentage of sales increased from approximately 14% for the period ended June 30, 2008 to approximately 59% for the period ended June 30, 2009.  This increase was attributable to a change in the product mix of our sales in the six months ended June 30, 2009, with proportionately more revenues generated in the health supplements segment.  The resale of fishmeal is generally a lower-margin business.

Operating Expenses

Operating expenses decreased $40,894 in the six-month period ended June 30, 2009 from $236,103 in 2008 to $195,209 in 2009.  The primary reason for the decrease was lower research and development expenses, lower legal fees related to patent-related matters and less travel expenses.

As indicated in our Annual Report on Form 10-K for the year ended December 31, 2008, we expect that compensation expense arising from share issuances to our executive management and consultants to compensate them for services rendered during 2009 will increase as compared to 2008 as we strive to conserve our cash resources for other revenue-related and operating expenses anticipated in 2009.  Furthermore, we do not anticipate hiring employees in the near future and expect instead, where necessary or appropriate, to rely on services provided by consultants through at least fiscal 2009.  In this regard, we expect that we may continue to compensate consultants with the issuance of stock.

Interest Expense

Interest expense decreased marginally to $63,302 for the six months ended June 30, 2009 versus $63,750 for the six-month period ended June 30, 2008.

Net Loss

As a result of the above, our net loss decreased slightly for the six months ended June 30, 2009 to $254,255 as compared to a net loss of $280,784 for the six months ended June 30, 2008.

For the Three Months Ended June 30, 2009 and 2008
Segment Results

	Fishmeal	Health Supplements	Corporate & Other	Total
Three Months Ended June 30, 2009
Revenues	$-	$2,367	$-	$2,367
Gross Profit	$-	$1,843	$-	$1,843
Operating income (loss)	$-	$1,278	$(89,990)	$(88,712)
Interest income	$-	$-	$-	$-
Interest expense	$-	$-	$30,651	$30,651
Depreciation & amortization	$-	$100	$706	$806
Identifiable net assets	$-	$3,536	$15,244	$18,780

Three Months Ended June 30, 2008
Revenues	$-	$1,526	$-	$1,526
Gross Profit	$-	$676	$-	$676
Operating income (loss)	$-	$181	$(116,443)	$(116,262)
Interest income	$-	$-	$764	$764
Interest expense	$-	$-	$31,875	$31,875
Depreciation & amortization	$-	$312	$922	$1,234
Identifiable net assets	$-	$4,387	$148,224	$152,611

Revenues

Revenues for the three-month period ended June 30, 2009 were $2,367, which compares to $1,526 for the three-month period ended June 30, 2008, and represents a 55% increase. The increase was attributable to the increase in health supplement sales during the most recent three-month period as compared to sales for the three-month period ended June 30, 2008. For the remainder of 2009, we expect that our supplement sales will increase as distributors in other countries, primarily Japan, obtain all their necessary approvals for the import of our products into their countries.

Gross Profit

Our overall gross profit as a percentage of sales increased from approximately 44% for the period ended June 30, 2008 to approximately 78% for the period ended June 30, 2009.  This increase was attributable to a change in our product mix of health supplement sales in the three months ended June 30, 2009.

VIDA LIFE INTERNATIONAL, LTD.

Operating Expenses

Operating expenses decreased $26,383 in the three-month period ended June 30, 2009 from $116,938 in 2008 to $90,555 in 2009.  The primary reason for the decrease was lower research and development expenses, lower legal fees related to patent-related matters and less travel expenses.

Interest Expense

Interest expense decreased marginally to $30,651 for the three months ended June 30, 2009 versus $31,875 for the three-month period ended June 30, 2008.

Net Loss

As a result of the above, our net loss decreased slightly for the three months ended June 30, 2009 to $119,363 as compared to a net loss of $147,373 for the three months ended June 30, 2008.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Six Months Ended June 30,
	2009	2008

Cash flows provided (used) by :
Operating activities	$(37,147)	$(130,810)
Investing activities	(1,048)	(1,075)
Financing activities	10,000	-
Net decrease in cash	(28,195)	(131,885)
Cash, beginning of period	32,891	271,082
Cash, end of period	$4,696	139,197

The Company used $37,147 of cash from operating activities in the six months ended June 30, 2009.  Cash used for operations included a net loss of $254,255 which included $61,885 of non-cash expenses for depreciation, amortization of debt discount, a transfer of common stock owned by our CEO to an unrelated party for professional services rendered and a related party exchange of stock for interest.  Changes in operating assets and liabilities affecting cash primarily included increases in accounts payable of $28,898 and accrued officer’s compensation of $111,500.  The increase in accounts payable and accrued officer’s compensation resulted from the Company’s continued efforts to conserve cash.

The Company used $130,810 of cash from operating activities in the six months ended June 30, 2008.  Cash used for operations primarily included loss of $280,784, which included $46,202 of non-cash expenses for depreciation and amortization of debt discount.  Changes in operating assets and liabilities affecting cash primarily included decreases in accounts receivable of $6,901 and accrued expenses of $17,397, and increases in accounts payable of $13,521 and accrued officer’s compensation of $98,052.

The Company’s majority stockholder loaned $10,000 to the Company on June 5, 2009, as a working capital advance.  The entire balance remains outstanding as of June 30, 2009.  This loan has an interest rate of 17% with principal and interest due on demand. It is the Company’s intent to pay this balance off by June 30, 2010.

As of June 30, 2009, the Company had $4,696 in cash on hand and current liabilities of $776,693.  In comparison, as of December 31, 2008, we had $32,891 in cash and cash equivalents and current liabilities of $268,079.  As of the date of this filing, our management believes we have sufficient capital and financing sources to continue operations through September 30, 2009.  Thereafter, we will require additional capital.  Our current forecast for financing needs includes $350,000 for our fertilizer product line, working capital financing of $550,000 to acquire inventory needed to fulfill our fishmeal sale contracts from September 2009 through May 2010 and $3,000,000 for our fishmeal plant project. In this regard, we note that our current forecasts are largely based on our limited prior experience and proposed budgets proposed by our professional service providers and consultants.  Additionally, if our actual expenses significantly exceed our present expectations we will likely require additional financing prior to September 30, 2009.

VIDA LIFE INTERNATIONAL, LTD.

Even though we are actively seeking financing opportunities, we cannot be certain that any required additional financing will be available on terms favorable or acceptable to us, if at all.  This is especially true in light of the current poor state of the U.S. capital markets and the general economic downturn that has occurred.  Presently, we anticipate that additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities, or loans from non-traditional financial institutions or affiliates of the Company.

If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, convertible securities, or the issuance and exercise of warrants, then the ownership interest of our existing shareholders will be (or could be, in the case of warrants) diluted.  If additional funds are raised by the issuance of debt or preferred equity instruments, we may become subject to certain operational limitations, and such securities would have rights senior to the rights of our common shareholders.  If adequate funds are not available on acceptable terms, we may be unable to expand, develop or enhance products or to respond to competitive pressures, or we may be required to abandon our business or our status as a public reporting company.

Our primary non-cash assets at June 30, 2009 was intellectual-property rights, consisting of proprietary product formulations, trade secrets, patents pending and trademarks, which together form the foundation for our health supplement product offerings.

Going Concern

For the six months ended June 30, 2009, we incurred a net operating loss and negative cash flows from operations.  As of June 30, 2009, we had an accumulated deficit of $1,516,959.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  Our financial statements included in this filing do not include any adjustments related to recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result, should we be unable to continue as a going concern.  Our ability to continue as a going concern ultimately depends on achieving profitability, producing revenues or raising additional capital to sustain operations.  Although we intend to obtain additional financing to meet our cash needs and to support the revenue-generating process, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all.

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

Recent Accounting Developments

In May 2009, the FASB has issued SFAS No. 165, “Subsequent Events.”  This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for the Company in the second quarter of 2009.  The adoption of SFAS No. 165 did not have a material impact on the Company’s financial statements.  The Company has assessed and disclosed reportable subsequent events, if any, as of August 10, 2009 with the issuance of its Unaudited Condensed Financial Statements for the quarterly period ended June 30, 2009.

In June 2009, the FASB has issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 168 replaces SFAS No.162 and establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority.  SFAS No. 168 becomes effective for the Company for the third quarter of 2009.  The Company does not expect that the adoption of SFAS No. 168 will have a material effect on the Company’s financial statements.

VIDA LIFE INTERNATIONAL, LTD.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosures.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

As of June 30, 2009, our Chief Executive Officer/Principal Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (The “Exchange Act”).  Based on that evaluation, the Chief Executive Officer/Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2009 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act because of those material weaknesses relating to internal controls that are described in Item 9A(T) of the Company’s Form 10-K for the year ended December 31, 2008.

Notwithstanding the material weaknesses that existed as of June 30, 2009, our Chief Executive Officer/Principal Financial Officer have concluded that the financial statements included in this report present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Controls

During the fiscal quarter ended June 30, 2009, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Management has concluded that the material weaknesses in internal control, as described in Item 9A(T) of our Form 10-K for the year ended December 31, 2008, have not been fully remediated.  We are committed to finalizing our remediation action plan and implementing the necessary enhancements to our policies and procedures to fully remediate the material weaknesses discussed above.

VIDA LIFE INTERNATIONAL, LTD.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

There have been no material changes to our risk factors and uncertainties during or since the period covered by this report.  For a discussion of risk factors applicable to Vida Life International, Ltd. and its business, please refer to the “Risk Factors” section of our report Form 10-K filed with the SEC on April 1, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 20, 2009, the Company issued 100,000 shares of common stock to a consultant for services rendered.  The shares were valued at $0.07 per share, or $7,000 in the aggregate.  Neither the offer nor sale of these shares was registered under the Securities Act of 1933.  The shares were issued under the exemption from registration contained under Section 4(2) of the Securities Act of 1933 on the basis that there was only one recipient of the shares.  The Company paid no commissions or fees relating to the offer and sale of the shares.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Financial Officer
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vida Life International, Ltd.

Dated: August 13, 2009	By:	/s/ John C. Jordan
John C. Jordan
Chief Executive Officer and Principal Financial Officer

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Financial Officer
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002