Form 10-Q
period 2009-10-31
VIDA LIFE INTERNATIONAL, LTD.
filed 2009-11-12
CIK 1435055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

|X|     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                           Accelerated filer ☐
Non-accelerated filer ☐                                                                           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

As of November 10, 2009 there were 13,480,938 shares of the issuer’s common stock, $0.001 par value, outstanding.

VIDA LIFE INTERNATIONAL, LTD.

                 VIDA LIFE INTERNATIONAL, LTD.

Part I - FINANCIAL INFORMATION
    Item 1 . Financial Statements.

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS	September 30, 2009 (Unaudited)	December 31, 2008 (Audited)

Current assets:
Cash and cash equivalents	$-	$32,891
Trade accounts receivable	1,500	-
Inventory	484	2,047
Prepaid expenses	1,000	-

Total current assets	2,984	34,938

Property and equipment, net	5,942	7,228

Total assets	$8,926	$42,166

The accompanying notes are an integral part of these financial statements.

VIDA LIFE INTERNATIONAL, LTD.

UNAUDITED CONDENSED BALANCE SHEETS (continued)

LIABILITIES AND SHAREHOLDERS' DEFICIT	September 30, 2009 (Unaudited)	December 31, 2008 (Audited)

Current liabilities:
Current portion of note payable - shareholder, net	$358,698	$-
Trade accounts payable	56,787	30,172
Accrued expenses	36,950	12,101
Shareholder/officer advances	19,000	-
Accrued directors' fees	18,500	7,000
Accrued officer's compensation	402,467	218,806

Total current liabilities	892,402	268,079

Note payable - shareholder, net	-	296,745

Total liabilities	892,402	564,824

Shareholders' deficit:
Common stock, $.001 par value; 50,000,000 shares authorized;
13,480,938 and 13,380,938 shares issued and outstanding
at 9/30/09 and 12/31/08, respectively	13,480	13,380
Additional paid-in-capital	745,566	726,666
Accumulated deficit	(1,642,522)	(1,262,704)

Total shareholders' deficit	(883,476)	(522,658)

Total liabilities and shareholders' deficit	$8,926	$42,166

The accompanying notes are an integral part of these financial statements.

VIDA LIFE INTERNATIONAL, LTD.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008	2009	2008

Net sales	$5,753	$3,575	$12,931	$121,370

Cost of good sold	4,613	1,598	7,587	103,070

Gross profit	1,140	1,977	5,344	18,300

Operating expenses	96,052	94,384	291,261	330,487

Operating loss	(94,912)	(92,407)	(285,917)	(312,187)

Other income (expense):
Interest income	-	673	52	3,419
Gain on debt extinguishment	-	64,430	-	64,430
Interest expense	(30,651)	(31,441)	(93,953)	(95,191)

Total other income (expense)	(30,651)	33,662	(93,901)	(27,342)

Net loss before income taxes	(125,563)	(58,745)	(379,818)	(339,529)

Income tax provision	-	-	-	-

Net loss	$(125,563)	$(58,745)	$(379,818)	$(339,529)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.03)	$(0.03)

Basic and diluted weighted average common shares outstanding	13,480,938	13,280,898	13,429,656	12,416,248

The accompanying notes are an integral part of these financial statements.

 VIDA LIFE INTERNATIONAL, LTD.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

	2009	2008

Cash flows from operating activities:
Net loss	$(379,818)	$(339,529)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	2,334	3,693
Amortization of debt discount	61,953	65,191
Gain on extinguishment of debt	-	(64,430)
Common stock issued for services	7,000	-
Related party exchange of stock for interest	12,000	-
Changes in operating assets and liabilities:
Accounts receivable	(1,500)	6,938
Prepaid expenses	(1,000)	-
Inventory	1,563	(153)
Accounts payable	26,615	(1,032)
Accrued expenses	24,849	(17,793)
Accrued directors' fees	11,500	6,000
Accrued officer's compensation	183,661	151,636
Deferred revenue	-	(4,200)

Net cash flows used in operating activities	(50,843)	(193,679)

Cash flows from investing activities:
Purchases of property and equipment	(1,048)	(1,075)

Net cash flows used in investing activities	(1,048)	(1,075)

Cash flows from financing activities:
Net advances from shareholder/officer	19,000	-

Net cash flows provided by financing activities	19,000	-

Net change in cash	(32,891)	(194,754)

Cash and cash equivalents, beginning of year	32,891	271,082

Cash and cash equivalents, end of year	$-	$76,328

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$-	$40,000

Non-cash financing activities:
Fair value of detachable stock warrants	$-	$8,000

Issuance of common stock for services previously accrued	$-	$356,488

The accompanying notes are an integral part of these financial statements.

VIDA LIFE INTERNATIONAL, LTD.

Notes to Financial Statements
September 30, 2009

1.           BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Vida Life International, Ltd. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC).  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2009 and for all periods presented have been made.

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

2.           LIQUIDITY/GOING CONCERN

The Company has incurred significant operating losses during its periods of operation.  At September 30, 2009, the Company reports a negative working capital position of $889,418, an accumulated deficit of $1,642,522 and a shareholders’ deficit of $883,476.  It is management’s opinion that these facts raise substantial doubt about the Company’s ability to continue as a going concern without additional debt or equity financing or the ability of the Company to increase revenues. The Company is actively seeking opportunities to obtain additional financing.  Nevertheless, the Company is uncertain such financing will be available on terms favorable or acceptable to the Company, if at all. If adequate funds are not available on acceptable terms, we may be unable to expand, develop or enhance our products or to respond to competitive pressures, or we may be required to abandon our business or our status as a public reporting company.

VIDA LIFE INTERNATIONAL, LTD.

3.           CONCENTRATION OF RISKS

Major Customers

The following is a schedule of significant sales to customers for the nine months ended September 30, 2009 and 2008, and significant customer accounts receivable balances as of September 30, 2009 and 2008:

	2009		2008
Customer	Percent of Sales	Percent of A/R	Percent of Sales	Percent of A/R

A	31%	100%	-	-
B	24%	-	-	-
C	-	-	87%	-

Geographic Concentrations

Export sales as a percentage of total sales were 73% and 96% for the nine months ended September 30, 2009 and 2008, respectively.  Export sales are attributed to the country where the product is shipped.  All export sales are negotiated, invoiced and paid in US dollars.  Export sales by country are as follows:

	2009	2008

United States	$3,520	$4,687
Mexico	371	-
Japan	4,040	765
Pakistan	-	7,178
Australia	759	-
Nigeria	-	105,000
Czech Republic	4,140	2,540
Other	101	1,200
	$12,931	$121,370

4.           NOTE PAYABLE - SHAREHOLDER

On March 19, 2007, the Company delivered a promissory note (the “Note”) in the principal amount of $400,000 to one of its shareholders for a loan in said amount.  The Note bears interest at 10% per annum, requiring quarterly interest payments only, with the entire principal balance originally due March 19, 2009.  The Note is secured by 1,000,000 shares of restricted common stock.  As further consideration for the Note, the Company issued a detachable stock warrant to the shareholder, providing the shareholder the right to purchase up to 200,000 shares of the Company’s common stock at $1.00 per share at any time during the duration of the Note.  The proceeds of the Note were allocated to the Note and stock warrant, based on their relative fair values. Accordingly, $175,000 was originally allocated to the stock warrant as a discount to the Note.

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

The amended Note and detachable stock warrant were recorded at their fair value at $265,201 and $8,000, respectively.  The difference of $134,799 between the fair value of the amended Note and its face value has been recorded as a discount to the amended Note and will be amortized to the amended Note and interest expense over the remaining term of the Note using the effective interest rate method. The fair value of the detachable stock warrant was estimated as of the date of the amended Note using the Black-Scholes pricing model with the following assumptions:  (i) a risk-free interest rate of 2.42%; (ii) market price of the underlying stock of $0.10 per share; (iii) an expected term of 1.5 years; and (iv) a volatility rate of 180%.

Interest expense related to the Note and the amortization of the debt discount was $30,651 and $31,441 for the three months ended September 30, 2009 and 2008, respectively.  Interest expense related to the Note and the amortization of the debt discount was $93,953 and $95,191 for the nine months ended September 30, 2009 and 2008, respectively.

The following table summarizes the Note payable - shareholder balance:

Balance December 31, 2006	$-
Gross Proceeds	400,000
Less: Discount allocated to the warrants	(175,000)
Add: Amortization of debt discount	58,333

Balance December 31, 2007	283,333
Add: Amortization of debt discount	54,298
Less: Extinguishment of debt	(337,631)
Add: Fair value of amended Note	265,201
Add: Amortization of amended Note discount	31,544

Balance December 31, 2008	296,745
Add: Amortization of amended Note discount	61,953

Balance September 30, 2009 (face value of $400,000)	$358,698

Scheduled maturities of Note payable-shareholder are as follows for the years ended December 31:

2009	$-
2010	400,000
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

6.           BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

The Company computes earnings per share under two different methods, basic and diluted, and presents per share data for all periods in which statements of operations are presented. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock outstanding during the period increased by potentially dilutive common shares.  Potentially dilutive common shares include stock warrants.  Dilution is determined using the treasury stock method.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$(125,563)	$(58,745)	$(379,818)	$(339,529)

Weighted average of common shares outstanding	13,480,938	13,280,938	13,429,656	12,416,428

Basic net loss per share	$(0.01)	$(0.00)	$(0.03)	$(0.03)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$(125,563)	$(58,745)	$(379,818)	$(339,529)

Weighted average of common shares outstanding	13,480,938	13,280,938	13,429,656	12,416,428
Warrants (1)	-	-	-	-
Diluted weighted average common shares outstanding	13,480,938	13,280,938	13,429,656	12,416,428

Diluted net loss per share	$(0.01)	$(0.00)	$(0.03)	$(0.03)

(1)
The 200,000 common shares issuable upon exercise of outstanding warrants were anti-dilutive due to the Company’s net loss for the three and nine months ended September 30, 2009 and 2008, therefore they have been excluded from the calculation.

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

Shareholder/Officer Advances:

On June 5, 2009 and August 20, 2009, the Company’s majority stockholder advanced $10,000 at each date to the Company to fund working capital requirements. On August 3, 2009 and August 24, 2009, principal repayments of $500 each were made against the balance.  The balance of $19,000 remains outstanding as of September 30, 2009.  These advances have an interest rate of 17%, with principal and interest due on demand. On October 12, 2009 the Company's majority stockholder advanced an additional $9,000 to the Company to fund working capital requirements under the same terms as the previous advances.

Accrued Officer’s Compensation:

The Chief Executive Officer of the Company has elected to forego a certain portion of his salary due to limited operating funds over the past several years. This amount does not accrue interest and is due and payable to this officer/stockholder as funds become available in the future. For the nine-month periods ended September 30, 2009 and 2008, the Company accrued related compensation expense of $180,000. For the three-month periods ended September 30, 2009 and 2008, the Company accrued related compensation expense of $60,000. Total accrued officer’s compensation as of September 30, 2009 and December 31, 2008 was $402,467 and $218,806, respectively.

Accrued Director’s Fees:

Director fees, included in operating expenses, totaled $13,500 and $15,511 for the nine months ended September 30, 2009 and 2008, respectively.  Director fees, included in operating expenses, totaled $4,500 and $6,000 for the three months ended September 30, 2009 and 2008, respectively. At September 30, 2009 and December 31, 2008, the Company has recorded accrued directors’ fees of $18,500 and $7,000, respectively.

VIDA LIFE INTERNATIONAL, LTD.

8.           BUSINESS SEGMENTS

The Company’s operations are conducted primarily over two operating segments.  The Company reports a measure of segment profit or loss, certain specific revenue and expense items and total segment assets. They use management’s approach in determining reportable business segments.  In particular, management identifies reportable segments on the basis of the internal organization used by management for making operating decisions and assessing performance of the businesses.  In this regard, management has identified the fishmeal and health supplement segments to be their reportable business segments. Incidental sales from non-reportable segments are reflected in corporate and other in the segment information table below.

Information regarding the Company’s segments is as follows for the three and nine months ended September 30, 2009 and 2008 respectively:

Nine Months Ended September 30, 2009	Fishmeal	Health Supplements	Corporate & Other	Total
Net Sales	$-	$11,431	$1,500	$12,931
Gross Profit	$-	$4,844	$500	$5,344
Operating Income (Loss)	$-	$4,552	$(290,469)	$(285,917)
Interest Income	$-	$-	$52	$52
Interest Expense	$-	$-	$93,953	$93,953
Depreciation & Amortization	$-	$292	$2,042	$2,334
Assets	$-	$2,705	$5,921	$8,626

Nine Months Ended September 30, 2008	Fishmeal	Health Supplements	Corporate & Other	Total
Net Sales	$105,765	$15,605	$-	$121,370
Gross Profit	$8,356	$9,944	$-	$18,300
Operating Income (Loss)	$8,356	$9,006	$(329,549)	$(312,187)
Interest Income	$-	$-	$3,419	$3,419
Interest Expense	$-	$-	$95,191	$95,191
Depreciation & Amortization	$-	$938	$2,755	$3,693
Assets	$-	$3,898	$84,114	$88,012

Three Months Ended September 30, 2009	Fishmeal	Health Supplements	Corporate & Other	Total
Net Sales	$-	$5,753	$-	$5,753
Gross Profit	$-	$1,140	$-	$1,140
Operating Income (Loss)	$-	$1,049	$(95,961)	$(94,912)
Interest Income	$-	$-	$-	$-
Interest Expense	$-	$-	$30,651	$30,651
Depreciation & Amortization	$-	$91	$660	$751
Assets	$-	$2,705	$5,921	$8,626

Three Months Ended September 30, 2008	Fishmeal	Health Supplements	Corporate & Other	Total
Net Sales	$-	$3,575	$-	$3,575
Gross Profit	$-	$1,977	$-	$1,977
Operating Income (Loss)	$-	$3,145	$(95,552)	$(92,407)
Interest Income	$-	$-	$673	$673
Interest Expense	$-	$-	$31,441	$31,441
Depreciation & Amortization	$-	$313	$928	$1,241
Assets	$-	$3,898	$84,114	$88,012

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

10.           RECENT ACCOUNTING DEVELOPMENTS

In June 2009, the FASB issued guidance to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this standard to have any current impact on the Company's financial statements.

11.   SUBSEQUENT EVENTS

The Company has evaluated for disclosure subsequent events that have occurred up to November 10, 2009, the date of issuance of the financial statements.

VIDA LIFE INTERNATIONAL, LTD.

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

VIDA LIFE INTERNATIONAL, LTD.

Results of Operations

For the Nine Months Ended September 30, 2009 and 2008
Segment Results

Nine Months Ended September 30, 2009	Fishmeal	Health Supplements	Corporate & Other	Total
Net Sales	$-	$11,431	$1,500	$12,931
Gross Profit	$-	$4,844	$500	$5,344
Operating Income (Loss)	$-	$4,552	$(290,469)	$(285,917)
Interest Income	$-	$-	$52	$52
Interest Expense	$-	$-	$93,953	$93,953
Depreciation & Amortization	$-	$292	$2,042	$2,334
Assets	$-	$2,705	$5,921	$8,626

Nine Months Ended September 30, 2008	Fishmeal	Health Supplements	Corporate & Other	Total
Net Sales	$105,765	$15,605	$-	$121,370
Gross Profit	$8,356	$9,944	$-	$18,300
Operating Income (Loss)	$8,356	$9,006	$(329,549)	$(312,187)
Interest Income	$-	$-	$3,419	$3,419
Interest Expense	$-	$-	$95,191	$95,191
Depreciation & Amortization	$-	$938	$2,755	$3,693
Assets	$-	$3,898	$84,114	$88,012

Revenues

Revenues for the nine-month period ended September 30, 2009 were $12,931, which compares to $121,370 for the nine-month period ended September 30, 2008, and represents a 89% decrease.

The decrease in total revenues was mainly attributable to a lack of fishmeal sales during the most recent nine-month period as compared to $105,765 of fishmeal sales for the nine-month period ended September 30, 2008.  This decrease primarily resulted from difficulties in procuring fishmeal to fill orders from customers and potential customers.  This difficulty has arisen mainly due to the continued global demand for fishmeal, stagnant production and higher asking prices for available fishmeal.

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

Revenues from health supplements were down $4,174 during the nine-month period ended September 30, 2009 in comparison to the nine-month period ended September 30, 2008, totaling $11,431 compared to $15,605, respectively. Presently, we are uncertain about the outlook for supplement sales due primarily to delays encountered by our target customers overseas in obtaining necessary permits for the import of our products into their countries.

VIDA LIFE INTERNATIONAL, LTD.

Gross Profit

Our overall gross profit as a percentage of sales increased from approximately 15% for the period ended September 30, 2008 to approximately 41% for the nine-month period ended September 30, 2009.  This increase was attributable to a change in the product mix of our sales in the nine months ended September 30, 2009, with proportionately more revenues generated in the health supplements segment.  The resale of fishmeal is generally a lower-margin business.

Operating Expenses

Operating expenses decreased $39,226 in the nine-month period ended September 30, 2009 from $330,487 in 2008 to $291,261 in 2009.  The primary reason for the decrease was lower research and development expenses, lower legal fees related to patent-related matters and less travel expenses.

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

Gain on Debt Extinguishment

A gain of $64,430 was recorded during the nine months ended September 30, 2008 for debt extinguishment.  No such transaction was completed for the nine months ended September 30, 2009. As a result, net loss increased accordingly for the nine months ended September 30, 2009.

Interest Expense

Interest expense decreased marginally to $93,953 for the nine months ended September 30, 2009 versus $95,191 for the nine-month period ended September 30, 2008.

Net Loss

As a result of the above, our net loss increased for the nine months ended September 30, 2009 to $379,818 as compared to a net loss of $339,529 for the nine months ended September 30, 2008.

For the Three Months Ended September 30, 2009 and 2008
Segment Results

Three Months Ended September 30, 2009	Fishmeal	Health Supplements	Corporate & Others	Total
Net Sales	$-	$5,753	$-	$5,753
Gross Profit	$-	$1,140	$-	$1,140
Operating Income (Loss)	$-	$1,049	$(95,961)	$(94,912)
Interest Income	$-	$-	$-	$-
Interest Expense	$-	$-	$30,651	$30,651
Depreciation & Amortization	$-	$91	$660	$751
Identifiable Net Assets	$-	$2,705	$5,921	$8,626

Three Months Ended September 30, 2008	Fishmeal	Health Supplements	Corporate & Others	Total
Net Sales	$-	$3,575	$-	$3,575
Gross Profit	$-	$1,977	$-	$1,977
Operating Income (Loss)	$-	$3,145	$(95,552)	$(92,407)
Interest Income	$-	$-	$673	$673
Interest Expense	$-	$-	$31,441	$31,441
Depreciation & Amortization	$-	$313	$928	$1,241
Identifiable Net Assets	$-	$3,898	$84,114	$88,012

Revenues

Revenues for the three-month period ended September 30, 2009 were $5,753, which compares to $3,575 for the three-month period ended September 30, 2008, and represents a 61% increase. The increase was attributable to the increase in health supplement sales during the most recent three-month period as compared to sales for the three-month period ended September 30, 2008. Presently, we are uncertain about the outlook for supplement sales due primarily to delays encountered by our target customers overseas in obtaining necessary permits for the import of our products into their countries.The increase in health supplement sales was due to some additional orders from foreign customers.

Gross Profit

Our overall gross profit as a percentage of sales decreased from approximately 55% for the period ended September 30, 2008 to approximately 20% for the period ended September 30, 2009.  This decrease was attributable to inventory adjustments in connection with the disposal of out of date products and increased freight costs in the three months ended September 30, 2009.

VIDA LIFE INTERNATIONAL, LTD.

Operating Expenses

Operating expenses increased $1,668 in the three-month period ended September 30, 2009 from $94,384 in 2008 to $96,052 in 2009.  The primary reason for the slight increase in expenses was the increase in travel expenses.

Gain on Debt Extinguishment

A gain of $64,430 was recorded during the three months ended September 30, 2008 for the debt extinguishment. No such transaction was completed for the three months ended September 30, 2009. As a result, net loss increased accordingly for the three months ended September 30, 2009.

Interest Expense

Interest expense decreased marginally to $30,651 for the three months ended September 30, 2009 versus $31,441 for the three-month period ended September 30, 2008.

Net Loss

As a result of the above, our net loss increased for the three months ended September 30, 2009 to $125,563 as compared to a net loss of $58,745 for the three months ended September 30, 2008.

Liquidity and Capital Resources

Summary cash flow data is as follows:

	Nine Months Ended September 30,
	2009	2008

Cash flows provided (used) by :
Operating activities	$(50,843)	$(193,679)
Investing activities	(1,048)	(1,075)
Financing activities	19,000	-
Net decrease in cash	(32,891)	(194,754)
Cash, beginning of period	32,891	271,082
Cash, end of period	$-	$76,328

The Company used $50,843 of cash from operating activities in the nine months ended September 30, 2009.  Cash used for operations included a net loss of $379,818 which included $64,287 of non-cash expenses for depreciation and amortization of debt discount. Changes in operating assets and liabilities affecting cash primarily included increases in accounts payable of $26,615, increase in accrued expenses and director's fees of $36,349 and accrued officer’s compensation of $183,661.

The Company used $193,679 of cash from operating activities in the nine months ended September 30, 2008.  Cash used for operations primarily included loss of $339,529, which included $4,454 of non-cash expenses for depreciation, amortization of debt discount offset by a gain on debt extinguishment.  Changes in operating assets and liabilities affecting cash primarily included decreases in accounts receivable of $6,938 and decreases in accrued expenses of $17,793, and increases in officer’s compensation of $151,636.

On June 5, 2009 and August 20, 2009, the Company’s majority stockholder loaned $10,000 at each date to the Company to fund working capital requirements. On August 3, 2009 and August 24, 2009, repayments of $500 each were made against the balance.  The balance of $19,000 remains outstanding as of September 30, 2009.  This loan has an interest rate of 17%, with principal and interest due on demand. It is the Company’s intent to pay this balance off by June 30, 2010, if possible.

As of September 30, 2009, the Company had $-0- cash on hand and current liabilities of $892,402.  In comparison, as of December 31, 2008, we had $32,891 in cash and cash equivalents and current liabilities of $268,079.  As of the date of this filing, our management believes we are in critical need of additional capital.  Our current forecast for financing needs includes $350,000 for a fertilizer product line and $3,000,000 for a fishmeal plant project. At a minimum, we expect to require at least $10,000 to maintain essential operations through the calendar year. Nevertheless, we note that our current forecasts of capital requirements are largely based on our limited prior experience and budgets proposed by our professional service providers and consultants. Additionally, if our actual expenses significantly exceed our present expectations we will likely require additional financing beyond that described above.

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

Our primary non-cash assets at September 30, 2009 was intellectual-property rights, consisting of proprietary product formulations, trade secrets, patents pending and trademarks, which together form the foundation for our health supplement product offerings.

Going Concern

For the nine months ended September 30, 2009, we incurred a net operating loss and negative cash flows from operations.  As of September 30, 2009, we had an accumulated deficit of $1,642,522.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.  In addition, our independent registered public accounting firm included an explanatory paragraph in its report on our audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008, stating that they believe substantial doubt exist as it pertains to the Company's ability to continue as a going concern. Our financial statements included in this filing do not include any adjustments related to recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result, should we be unable to continue as a going concern.  Our ability to continue as a going concern ultimately depends on achieving profitability, producing revenues or raising additional capital to sustain operations.  Although we intend to obtain additional financing to meet our cash needs and to support the revenue-generating process, we may be unable to secure any additional financing on terms that are favorable or acceptable to us, if at all.

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

Recent Accounting Developments

In June 2009, the FASB issued guidance effective for fiscal years beginning after November 15, 2009 to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The Company does not expect the adoption of this standard to have any current impact on the Company's financial statements.

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

As of September 30, 2009, our Chief Executive Officer/Principal Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2009 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act because of those material weaknesses relating to internal controls that are described in Item 9A(T) of the Company’s Form 10-K for the year ended December 31, 2008.

Notwithstanding the material weaknesses that existed as of September 30, 2009, our Chief Executive Officer/Principal Financial Officer have concluded that the financial statements included in this report present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Controls

During the fiscal quarter ended September 30, 2009, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Management has concluded that the material weaknesses in internal control, as described in Item 9A(T) of our Form 10-K for the year ended December 31, 2008, have not been fully remediated. Due to our lack of sufficient capital we expect these material weaknesses to continue until our capital needs are met.

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

Vida Life International, Ltd.

Date: November 10, 2009	By:	/s/ John C. Jordan
John C. Jordan
Chief Executive Officer and Principal Financial Officer

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Financial Officer
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002